Form 10-Q
period 2014-03-31
Oxford Immunotec Global PLC
filed 2014-05-07
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-36200

________________________

OXFORD IMMUNOTEC GLOBAL PLC

(Exact name of registrant as specified in its charter)

England and Wales	98-1133710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

94C Innovation Drive, Milton Park, Abingdon OX14 4RZ, United Kingdom	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

+44 (0)1235 442780

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

As of April 30, 2014, there were 17,562,266 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended March 31, 2014

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties.

You should refer to Part I, Item 1A, “Risk Factors” in our 2013 Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Where you can find more information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You can inspect, read and copy these reports, proxy statements and other information at the Securities and Exchange Commission’s Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at www.oxfordimmunotec.com (in the “Investors” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission. By referring to our corporate website, www.oxfordimmunotec.com, we do not incorporate any such website or its contents into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$67,630	$76,494
Restricted cash	146	87
Accounts receivable, net	8,616	4,754
Inventory	6,381	5,450
Prepaid expenses and other	3,869	2,242
Total current assets	86,642	89,027
Restricted cash, non-current	246	362
Property and equipment, net	3,340	2,964
Intangible assets, net	341	331
Other assets	60	60
Total assets	$90,629	$92,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,880	$2,310
Accrued expenses	3,754	6,936
Deferred income	2,512	1,540
Current portion of loans payable	173	170
Taxes payable	1	177
Total current liabilities	11,320	11,133
Long-term portion of loans payable	519	563
Other liabilities	306	296
Total liabilities	12,145	11,992

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 25,189,285 shares authorized at March 31, 2014 and December 31, 2013, 17,524,682 and 17,255,267 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	191	188
Additional paid-in capital	184,231	183,967
Accumulated deficit	(102,808)	(99,655)
Accumulated other comprehensive loss	(3,130)	(3,748)
Total shareholders’ equity	78,484	80,752
Total liabilities and shareholders’ equity	$90,629	$92,744

 See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2014	2013
Revenue
Product	$6,825	$4,121
Service	5,449	3,558
Total revenue	12,274	7,679

Cost of revenue
Product	3,041	2,057
Service	2,971	2,310
Total cost of revenue	6,012	4,367
Gross profit	6,262	3,312

Operating expenses:
Research and development	724	474
Sales and marketing	4,565	3,013
General and administrative	3,912	2,120
Total operating expenses	9,201	5,607
Loss from operations	(2,939)	(2,295)

Other (expense) income:
Interest expense, net	(35)	(39)
Foreign exchange (losses) gains	(145)	953
Other (expense) income	(2)	190
Loss before income taxes	(3,121)	(1,191)
Income tax expense	32	10
Net loss	$(3,153)	$(1,201)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.18)	$(0.56)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	17,264,135	2,154,285

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Net loss	$(3,153)	$(1,201)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	618	(1,093)
Other comprehensive income (loss), net of taxes	618	(1,093)
Total comprehensive loss	$(2,535)	$(2,294)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(3,153)	$(1,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	295
Share-based compensation expense	265	12
Loss on change in fair value of warrants	10	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,828)	(233)
Inventory	(512)	(41)
Prepaid expenses and other	(1,605)	(874)
Accounts payable	2,282	606
Accrued expenses	(3,240)	(1,288)
Deferred income	955	(1)
Net cash used in operating activities	(8,475)	(2,725)
Cash flows from investing activities
Purchases of property and equipment	(581)	(252)
Purchases of intangible assets	(17)	—
Decrease in restricted cash	57	153
Net cash used in investing activities	(541)	(99)
Cash flows from financing activities
Proceeds from issuance of preferred ordinary shares	—	2,933
Proceeds from exercise of share options and warrants	1	8
Payments on loan	(42)	(21)
Net cash (used in) provided by financing activities	(41)	2,920
Effect of exchange rate changes on cash and cash equivalents	193	(1,049)
Net decrease in cash and cash equivalents, excluding restricted cash	(8,864)	(953)
Cash and cash equivalents at beginning of period	76,494	12,578
Cash and cash equivalents at end of period	$67,630	$11,625

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

1. Business and basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2014, the results of operations for the three month periods ended March 31, 2014 and 2013, and the cash flows for the three month periods ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2013, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2013 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2014, or the Company’s 2013 Form 10-K.

Note 1 to the consolidated financial statements included in the Company’s 2013 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2014. The accounting for restricted shares, which were issued by the Company for the first time during the three months ended March 31, 2014, is described in note 6.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist only of an ordinary share warrant liability. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.

The following table presents information about the warrant liability that was measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair value measurements at March 31, 2014 using
(in thousands)	March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Ordinary share warrants	$306	$—	$—	$306
Total	$306	$—	$—	$306

		Fair value measurements at December 31, 2013 using
(in thousands)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Ordinary share warrants	$296	$—	$—	$296
Total	$296	$—	$—	$296

In May 2013, the Company entered into a loan and security agreement with a commercial bank that provided for an initial borrowing of $6.0 million and, subject to the achievement of certain revenue milestones, the ability to borrow an additional $1.0 million in January 2014. The Company also received access to a $5.0 million revolving line of credit. The Company concurrently issued a warrant to purchase up to 15,791 ordinary shares of the Company at an exercise price of $0.80 per share. Due to the lack of market quotes relating to the Company’s ordinary share warrants, the fair value of the warrants was determined at March 31, 2014 using the Black-Scholes model, which is based on Level 3 inputs. As of March 31, 2014, inputs used in the Black-Scholes model include the Company’s share price as of that date of $20.07, exercise price of $0.80 per ordinary share, expected volatility of 48.2%, risk free interest rate of 2.73%, remaining expected term of approximately 9.2 years, and no dividends. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on this calculation, the Company recorded other non-operating expense of $10,000 during the three months ended March 31, 2014, resulting in a warrant liability of $306,000 at March 31, 2014. In December 2013, the Company repaid the loan in full and cancelled the line of credit.

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three months ended March 31, 2014 (in thousands):

Balance – beginning	$296
Change in fair value of warrant liability	10
Balance at March 31, 2014	$306

3. Accounts receivable

Accounts receivable, net, consisted of the following as of:

(in thousands)	March 31, 2014	December 31, 2013
Accounts receivable	$8,780	$4,919
Less allowance for uncollectible accounts receivable	(164)	(165)
Accounts receivable, net	$8,616	$4,754

4. Inventory

Inventory consisted of the following as of:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$2,687	$2,866
Finished goods	3,694	2,584
Inventory, net	$6,381	$5,450

5. Accrued expenses

Accrued expenses consisted of the following as of:

(in thousands)	March 31, 2014	December 31, 2013
Employee related expenses	$1,972	$2,766
Professional services	474	99
Royalties	411	2,064
Rent	394	366
Inventory	78	293
Accrued initial public offering costs	—	845
Other accrued expenses	425	503
Total accrued expenses	$3,754	$6,936

6. Share option and equity incentive plan

Expense recognized related to share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Cost of revenue	$11	$1
General and administrative	159	11
Research and development	6	—
Sales and marketing	89	—
Total share-based compensation	$265	$12

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Plan, which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company. During the three month period ended March 31, 2014, the Company granted to certain employees 370,895 share options with exercise prices ranging from $21.16 to $22.99 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month period ended March 31, 2014 was $10.97 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following grant or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years. During the three month period ended March 31, 2014, the Company also awarded certain employees 254,700 restricted shares with a grant date fair value equal to $22.99 per share under the 2013 Plan. The restricted shares vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month period ended March 31, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $177,000 and $88,000, respectively. For the three month period ended March 31, 2013, the Company incurred shared-based compensation expense related to share options of approximately $8,000. As of March 31, 2014, there was $4.6 million and $5.5 million of total unrecognized compensation cost related to unvested share options and restricted shares, respectively. Those costs are expected to be recognized over a weighted-average period of 2.1 years for share options and 3.9 years for restricted shares.

7. Share capital

In the first quarter of 2014, the Company issued 254,700 restricted shares, as discussed in note 6. In addition, 11,033 ordinary shares were issued upon the exercise of options and 3,682 ordinary shares were issued upon the exercise of a warrant. As of March 31, 2014, there were 25,189,285 ordinary shares authorized and 17,524,682 ordinary shares issued and outstanding.

8. Net loss per share

The following numbers of outstanding ordinary share options, ordinary share warrants and preferred ordinary shares (on an “as converted to ordinary shares” basis) were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended March 31,
	2014	2013
Options to purchase ordinary shares	1,245,151	291,927
Ordinary share warrant	15,791	3,682
Preferred ordinary shares (as converted)	—	8,279,633
Unvested restricted shares	254,700	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in our 2013 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

We are a global, commercial-stage diagnostics company committed to improving patient care by providing advanced, innovative tests in the field of immunology. Our proprietary T-SPOT® technology platform allows us to measure the responses of specific immune cells, known as T cells, to inform the diagnosis, prognosis and monitoring of patients with immunologically controlled diseases.

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for latent Tuberculosis (TB) infection, or LTBI. Our T-SPOT.TB test is a highly sensitive and specific, single-cell based method for identifying LTBI. It is a single-tube blood test that directly measures antigen-specific T cells that indicate LTBI.

We have incurred significant losses from inception and as of March 31, 2014 had an accumulated deficit of $102.8 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base. Our revenue for the three months ended March 31, 2014 was $12.3 million and for the three months ended March 31, 2013 was $7.7 million. Our net loss for the three months ended March 31, 2014 was $3.2 million and for the three months ended March 31, 2013 was $1.2 million.

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

Our U.S. business derived 97% and 98% from our service offering for the three months ended March 31, 2014 and 2013, respectively, which reflects our experience that U.S. customers prefer to send tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians' office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 92% and 89% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended March 31, 2014 and 2013, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers, and our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing testing.

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

	Three months ended March 31,
(in thousands, except percentages)	2014		2013
Revenue
United States	$5,001	41%	$3,211	42%
Europe & ROW	1,876	15%	1,668	22%
Asia	5,397	44%	2,800	36%
Total revenue	$12,274	100%	$7,679	100%

Our revenue is denominated in multiple currencies.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax and depreciation of laboratory equipment and leasehold improvements. During the three months ended March 31, 2014 and 2013, our cost of revenue represented 49% and 57%, respectively, of our total revenue.

	Three months ended March 31,
(in thousands)	2014	2013
Cost of revenue
Product	$3,041	$2,057
Service	2,971	2,310
Total cost of revenue	$6,012	$4,367

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 51% and 43%, respectively, for the three months ended March 31, 2014 and 2013. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that we can achieve certain efficiencies in our manufacturing and laboratory operations, through these increased volumes, that could help maintain or improve our overall margins.

Research and development expenses

Our research and development efforts are focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that would help transplant physicians better manage patients at risk of rejection and infection.

Our research and development expenses include those costs associated with performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance, repairs and maintenance. We expense all research and development costs as incurred.

Given the relatively small size of our research and development staff and the limited number of active projects at any given time, we have found that, to date, it has been effective for us to manage our research and development activities on a departmental basis. Accordingly, we do not generally require employees to report their time by project nor do we allocate our research and development costs to individual projects.

During each of the three month periods ended March 31, 2014 and 2013, our research and development expenses represented 6% of our total revenue.

Sales and marketing expenses

Our sales and marketing expenses include costs associated with our sales organization, including our direct sales force and sales management, and our marketing, customer service and business development personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits for these personnel, including share-based compensation, as well as travel costs related to sales, marketing, customer service activities, medical education activities and overhead expenses. We expense all sales and marketing costs as incurred.

During the three months ended March 31, 2014 and 2013, our sales and marketing expenses represented 37% and 39%, respectively, of our total revenue. We expect our sales and marketing costs to increase in absolute U.S. Dollars, as we expand our sales force, expand our business development activities, increase our geographic presence, and increase marketing and medical education to drive awareness and adoption of our current T-SPOT.TB test and future products.

General and administrative expenses

Our general and administrative expenses include costs for our executive, accounting and finance, legal, IT and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. We expense all general and administrative expenses as incurred.

During the three months ended March 31, 2014 and 2013, our general and administrative expenses represented 32% and 28%, respectively, of our total revenue. We expect that our general and administrative expenses will increase, primarily due to the costs of operating as a public company, such as additional legal, accounting and finance, and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums and investor relations expenses.

Other (expense) income

Other (expense) income includes interest expense, net, foreign exchange (losses) gains and other expense and income items.

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

Results of operations

Comparison of three months ended March 31, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended March 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$6,825	56%	$4,121	54%	$2,704	66%
Service	5,449	44%	3,558	46%	1,891	53%
Total revenue	12,274	100%	7,679	100%	4,595	60%

Cost of revenue:
Product	3,041	25%	2,057	27%	984	48%
Service	2,971	24%	2,310	30%	661	29%
Total cost of revenue	6,012	49%	4,367	57%	1,645	38%
Gross profit	6,262	51%	3,312	43%	2,950	89%

Operating expenses:
Research and development	724	6%	474	6%	250	53%
Sales and marketing	4,565	37%	3,013	39%	1,552	52%
General and administrative	3,912	32%	2,120	28%	1,792	85%
Total operating expenses	9,201	75%	5,607	73%	3,594	64%

Loss from operations	(2,939)	(24)%	(2,295)	(30)%	(644)	28%
Interest expense, net	(35)	0%	(39)	(1)%	4	(10)%
Foreign exchange (losses) gains	(145)	(1)%	953	12%	(1,098)	(115)%
Other (expense) income	(2)	0%	190	2%	(192)	(101)%
Loss before income taxes	(3,121)	(25)%	(1,191)	(16)%	(1,930)	162%
Income tax expense	32	0%	10	0%	22	220%
Net loss	$(3,153)	(26)%	$(1,201)	(16)%	$(1,952)	163%

Revenue

Revenue increased by 60% to $12.3 million for the three months ended March 31, 2014 compared to $7.7 million for the same period in 2013. This increase in revenue was due to an increase in volumes across all the regions where we sell our T-SPOT.TB test. U.S. revenue grew by 56% driven by growth of $0.3 million from existing customers and $1.5 million from the addition of new customers. Asia revenue grew by $2.6 million, or 93%, due primarily to higher revenue in China and Japan. Europe & ROW revenue growth was 12% over the same period in 2013.

	Three months ended March 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
Product	$6,825	$4,121	$2,704	66%
Service	5,449	3,558	1,891	53%
Total revenue	$12,274	$7,679	$4,595	60%

	Three months ended March 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
United States	$5,001	$3,211	$1,790	56%
Europe & ROW	1,876	1,668	208	12%
Asia	5,397	2,800	2,597	93%
Total revenue	$12,274	$7,679	$4,595	60%

Cost of revenue and gross margin

Cost of revenue increased by 38% to $6.0 million for the three months ended March 31, 2014 from $4.4 million in the same period in 2013. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin increased to 51% for the first three months of 2014 from 43% for the same period in 2013. The gross margin percent improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations. In early 2013, we incurred extra costs related to running two laboratories. In the first three months of 2013, we consolidated our U.S. laboratory operations in Memphis, Tennessee and closed our Marlborough, Massachusetts laboratory. Operating a single laboratory in the United States has yielded significant operating leverage by eliminating the duplication of fixed costs and has led to improving margins.

	Three months ended March 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Cost of revenue
Product	$3,041	$2,057	$984	48%
Service	2,971	2,310	661	29%
Total cost of revenue	$6,012	$4,367	$1,645	38%

Research and development expenses

Research and development expenses increased by 53% to $724,000 for the three months ended March 31, 2014 from $474,000 for the same period in 2013. This increase was primarily related to development project expenses related to our transplant program and to the establishment of a technical team in the United States to support development programs, improve process efficiencies and reduce costs in our U.S. laboratory operations. During each of the three month periods ended March 31, 2014 and 2013, our research and development expenses represented 6% of our total revenue.

Sales and marketing expenses

Sales and marketing expenses increased 52% to $4.6 million for the three months ended March 31, 2014 from $3.0 million for the same period in 2013. The increase reflects an increase in sales personnel and in personnel-related costs for higher commissions on increased sales and for hiring of sales, marketing, administrative and technical support personnel in our office in Japan. As a percentage of total revenue, sales and marketing decreased to 37% for the three months ended March 31, 2014 from 39% for the same period in 2013.

General and administrative expenses

General and administrative expenses increased by 85% to $3.9 million for the three months ended March 31, 2014 from $2.1 million for the same period in 2013. The increase reflects the increased regulatory costs of being a public company and increases in personnel-related costs associated with increases in our legal, accounting and finance, IT, corporate development and human resources headcount, and consulting costs to support our growth. As a percentage of total revenue, general and administrative expenses increased to 32% for the three months ended March 31, 2014 from 28% for the same period in 2013.

Interest expense, net

Interest expense, net was $35,000 for the three months ended March 31, 2014 as compared to $39,000 in the same period in 2013. Interest expense in 2014 relates to the build-out of the facility in Marlborough, Massachusetts. Interest expense in 2013 related primarily to our term debt and revolving credit facilities. We repaid the borrowings under our credit facility with Comerica Bank in May 2013 and entered into a new term loan and revolving line of credit with Square 1 Bank. This loan was repaid and the credit facility cancelled in December 2013, following our initial public offering, or IPO. Interest income was immaterial in both three-month periods.

Foreign exchange (losses) gains

We incurred foreign exchange losses of $145,000 for the three months ended March 31, 2014 as compared to foreign exchange gains of $953,000 in the same period in 2013. We are exposed to foreign exchange rate risk. Because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, our revenue is denominated in multiple currencies. About 45% of our sales are in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we will be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, grew significantly in 2013.

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

Other (expense) income

Other (expense) income was $(2,000) for the three months ended March 31, 2014 as compared to $190,000 in the same period in 2013. Other income in 2013 consisted of a fee received in conjunction with a potential acquisition that was terminated.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2014 we had a net loss of $3.2 million and used $8.5 million of cash for operating activities. As of March 31, 2014, we had an accumulated deficit of $102.8 million. We incurred a net loss of $1.2 million and used $2.7 million of cash for operating activities for the three months ended March 31, 2013.

As of March 31, 2014, we had cash and cash equivalents of $67.6 million. On November 21, 2013, our registration statement for our IPO was declared effective by the Securities and Exchange Commission. We sold 6,164,000 ordinary shares, at an initial public offering price of $12.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 804,000 additional ordinary shares. Net proceeds from the IPO were approximately $63.9 million, after deducting underwriting discounts and commissions and offering expenses.

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

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(in thousands)	2014	2013
Cash and cash equivalents	$67,630	$11,625
Accounts receivable, net	8,616	5,447

Net cash used in operating activities	$(8,475)	$(2,725)
Net cash used in investing activities	(541)	(99)
Net cash (used in) provided by financing activities	(41)	2,920
Effect of exchange rate changes on cash and cash equivalents	193	(1,049)
Net decrease in cash and cash equivalents, excluding restricted cash	$(8,864)	$(953)

Cash flows for the three months ended March 31, 2014 and 2013

Operating activities

Net cash used in operating activities was $8.5 million during the three months ended March 31, 2014, which included a net loss of $3.2 million, non-cash items of $626,000, and a net increase in operating assets less liabilities of $5.9 million. The non-cash items consisted of depreciation and amortization expense of $351,000, share-based compensation expense of $265,000 and a $10,000 loss on the change in fair value of warrants. We had a net cash outflow of $5.9 million from changes in operating assets and liabilities during the period. The significant items in the changes in operating assets and liabilities included an increase in accounts receivable of $3.8 million, an increase in prepaid expenses and other assets of $1.6 million, a decrease in accounts payable and accrued expenses of $958,000 and an increase in inventory of $512,000, partially offset by an increase in deferred income of $955,000. The increase in accounts receivable mainly reflects increased revenue during the first quarter of 2014, as well as the timing of payments. The increase in prepaid expenses and other assets reflects the timing of certain payments. The decrease in accounts payable and accrued expenses was largely due to payments in the first quarter of 2014 for royalties on intellectual property that were accrued for at December 31, 2013. Inventory has been increasing in anticipation of growing revenue. The increase in deferred income relates to the growth in sales to our Japanese importer.

Net cash used in operating activities was $2.7 million during the three months ended March 31, 2013, which included a net loss of $1.2 million and non-cash items of $307,000 and a net increase in operating assets less liabilities of $1.8 million. The non-cash items consisted of depreciation and amortization expense of $295,000 and share-based compensation expense of $12,000. We also had a net cash outflow of $1.8 million from changes in operating assets and liabilities during the period. The significant items in the changes in operating assets and liabilities included an increase in prepaid expenses and other of $874,000, a decrease in accounts payable and accrued expenses of $682,000, an increase in accounts receivable of $233,000 and an increase in inventory of $41,000. The increase in prepaid expenses and other assets reflects the timing of certain payments. The decrease in accounts payable and accrued expenses was largely due to payments in the first quarter of 2013 for royalties on intellectual property that were accrued for at December 31, 2013. The increase in accounts receivable and inventory was due primarily to the growth in our revenue.

Investing activities

Net cash used in investing activities was $541,000 and $99,000 for the three month periods ended March 31, 2014 and 2013, respectively. The higher net cash used in the three month period ended March 31, 2014 related primarily to a $329,000 increase in purchases of property and equipment in the period compared to the same period in 2013. In addition, there was a $96,000 decrease in the release of restricted cash pledged as security in connection with our facilities leases in the three month period ended March 31, 2014 compared to the same period in 2013.

Financing activities

Net cash used in financing activities was $41,000 during the three months ended March 31, 2014.

Net cash provided by financing activities was $2.9 million during the three months ended March 31, 2013, consisting primarily of proceeds from the issuance of preferred ordinary shares. Immediately prior to the Company’s IPO in November 2013, all outstanding preferred ordinary shares converted into ordinary shares.

Employees

As of March 31, 2014, we had 177 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Recent accounting pronouncements

We have considered recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rates fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not changed materially from its exposure at year-end 2013 as described in Item 7A of our 2013 Form 10-K.

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, we issued 3,682 ordinary shares for the exercise of a warrant and received proceeds of $257.74. The proceeds will be used for working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD IMMUNOTEC GLOBAL PLC

Date: May 7, 2014	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2014	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Articles of Association of the Registrant (Filed as Exhibit 3.1 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.1+

Second Amendment to Supply Agreement dated March 25, 2014 between EMD Millipore Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.20 to our Annual Report on Form 10-K (File No. 001-36200) on March 27, 2014 and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Financial Statements *

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.

* Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.