Form 10-Q
period 2014-06-30
Oxford Immunotec Global PLC
filed 2014-08-06
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-36200

________________________

OXFORD IMMUNOTEC GLOBAL PLC

(Exact name of registrant as specified in its charter)

England and Wales	98-1133710
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

94C Innovation Drive, Milton Park, Abingdon OX14 4RZ, United Kingdom	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐    No ☒

As of July 31, 2014, there were 17,589,286 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$65,775	$76,494
Restricted cash	146	87
Accounts receivable, net	5,023	4,754
Inventory	6,686	5,450
Prepaid expenses and other	2,800	2,242
Total current assets	80,430	89,027
Restricted cash, non-current	246	362
Property and equipment, net	3,907	2,964
Intangible assets, net	321	331
Other assets	12	60
Total assets	$84,916	$92,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,152	$2,310
Accrued liabilities	4,670	6,936
Deferred income	2,428	1,540
Current portion of loans payable	176	170
Taxes payable	1	177
Total current liabilities	11,427	11,133
Long-term portion of loans payable	475	563
Other liabilities	—	296

Total liabilities	11,902	11,992

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 40,103,528 and 25,189,285 shares authorized at June 30, 2014 and December 31, 2013, respectively, and 17,573,789 and 17,255,267 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	192	188
Additional paid-in capital	185,314	183,967
Accumulated deficit	(109,042)	(99,655)
Accumulated other comprehensive loss	(3,450)	(3,748)
Total shareholders’ equity	73,014	80,752
Total liabilities and shareholders’ equity	$84,916	$92,744

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Revenue
Product	$5,887	$5,790	$12,712	$9,911
Service	5,901	4,364	11,350	7,922
Total revenue	11,788	10,154	24,062	17,833

Cost of revenue
Product	2,822	2,552	5,863	4,609
Service	3,171	2,315	6,142	4,625
Total cost of revenue	5,993	4,867	12,005	9,234

Gross profit	5,795	5,287	12,057	8,599

Operating expenses:
Research and development	1,515	530	2,239	1,004
Sales and marketing	6,343	3,219	10,908	6,232
General and administrative	3,968	2,253	7,880	4,373
Total operating expenses	11,826	6,002	21,027	11,609

Loss from operations	(6,031)	(715)	(8,970)	(3,010)

Other (expense) income:
Interest expense, net	(28)	(78)	(63)	(117)
Foreign exchange (losses) gains	(262)	(188)	(407)	765
Other income	81	37	79	227
Loss before income taxes	(6,240)	(944)	(9,361)	(2,135)
Income tax (benefit) expense	(6)	10	26	20
Net loss	$(6,234)	$(954)	$(9,387)	$(2,155)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.36)	$(0.42)	$(0.54)	$(0.99)

Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	17,292,251	2,253,788	17,284,330	2,167,488

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net loss	$(6,234)	$(954)	$(9,387)	$(2,155)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(320)	32	298	(1,061)

Other comprehensive income (loss), net of taxes	(320)	32	298	(1,061)

Total comprehensive loss	$(6,554)	$(922)	$(9,089)	$(3,216)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(9,387)	$(2,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760	557
Share-based compensation expense	1,025	25
Loss on change in fair value of warrants	22	—
Loss on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(204)	(1,899)
Inventory	(1,111)	(392)
Prepaid expenses and other	(455)	(200)
Accounts payable	1,198	125
Accrued liabilities	(2,405)	(602)
Deferred income	822	303
Net cash used in operating activities	(9,735)	(4,239)
Cash flows from investing activities
Purchases of property and equipment	(1,469)	(534)
Purchases of intangible assets	(17)	—
Proceeds on sales of property and equipment	—	22
Decrease in restricted cash	57	153
Net cash used in investing activities	(1,429)	(359)
Cash flows from financing activities
Proceeds from issuance of preferred ordinary shares	—	2,942
Proceeds from exercise of share options and warrants	9	17
Proceeds from term loan	—	6,000
Payments on loan	(73)	(40)
Payments on revolving line of credit	—	(1,500)
Net cash (used in) provided by financing activities	(64)	7,419
Effect of exchange rate changes on cash and cash equivalents	509	(963)
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	(10,719)	1,858
Cash and cash equivalents at beginning of period	76,494	12,578
Cash and cash equivalents at end of period	$65,775	$14,436

Noncash investing and financing activities:
Fair value of warrant issued with convertible notes	$—	$17
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	$318	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

1. Business and basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and 2013, and the cash flows for the six month periods ended June 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements included in the Company’s 2013 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three and six month periods ended June 30, 2014. The accounting for restricted shares, which were issued by the Company for the first time during the three months ended March 31, 2014, is described in note 6.

Description of business

The Company is a global, commercial-stage diagnostics company committed to improving patient care by providing advanced, innovative tests in the field of immunology. The Company’s proprietary T-SPOT® technology platform allows it to measure the responses of specific immune cells (T cells) to inform the diagnosis, prognosis and monitoring of patients with immunologically controlled diseases. Substantially all of the Company’s revenue is currently derived from the sale of its T-SPOT.TB test, which is sold in two formats: an in vitro diagnostic kit format (allowing customers to perform the test at their own institutions), and a service format (in which the Company performs the test on samples sent by customers to the Company’s own laboratory facilities). The Company sells its T-SPOT.TB test through a direct sales force in the United States, certain European countries and Japan. The Company sells through distributors in other parts of the world.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under the new guidance, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the new guidance and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amount of certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

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

The following table presents information about the warrant liability that was measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial liabilities carried at fair value as of June 30, 2014.

		Fair value measurements at December 31, 2013 using
(in thousands)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Ordinary share warrants	$296	$—	$—	$296
Total	$296	$—	$—	$296

In May 2013, the Company entered into a loan and security agreement with Square 1 Bank that provided for an initial borrowing of $6.0 million and, subject to the achievement of certain revenue milestones, the ability to borrow an additional $1.0 million in January 2014. The Company also received access to a $5.0 million revolving line of credit. The Company concurrently issued a warrant to purchase up to 15,791 ordinary shares of the Company at an exercise price of $0.80 per share. Due to the lack of market quotes relating to the Company’s ordinary share warrants, the fair value of the warrants was determined using the Black-Scholes model, which is based on Level 3 inputs. In December 2013, the Company repaid the loan in full and canceled the line of credit.

In April 2014, Square 1 Bank converted its warrant and received 15,148 ordinary shares of the Company, in accordance with a formula stated in the warrant agreement. Prior to the warrant conversion, the fair value of the warrant was adjusted to its fair value at the date of exercise of $318,000, with the loss on change in fair value recorded in the statement of operations. The liability for the warrant on conversion was then reclassified to additional paid-in capital.

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three and six month periods ended June 30, 2014:

(in thousands)	Three months ended June 30, 2014	Six months ended June 30, 2014
Balance – beginning	$306	$296
Change in fair value of warrant liability	12	22
Reclassification of liability to additional paid-in capital upon exercise of warrants	(318)	(318)
Balance at June 30, 2014	$—	$—

3. Accounts receivable

Accounts receivable, net, consisted of the following as of:

(in thousands)	June 30, 2014	December 31, 2013
Accounts receivable	$5,137	$4,919
Less allowance for uncollectible accounts receivable	(114)	(165)
Accounts receivable, net	$5,023	$4,754

4. Inventory

Inventory consisted of the following as of:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$3,954	$2,866
Finished goods	2,732	2,584
Inventory, net	$6,686	$5,450

5. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2014	December 31, 2013
Employee related expenses	$2,553	$2,766
Royalties	818	2,064
Inventory	362	293
Rent	226	366
Professional services	184	99
Accrued initial public offering costs	—	845
Other accrued liabilities	527	503
Total accrued liabilities	$4,670	$6,936

6. Share option and equity incentive plan

Expense recognized related to share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$43	$1	$54	$2
General and administrative	451	6	610	17
Research and development	4	—	10	—
Sales and marketing	262	6	351	6
Total share-based compensation	$760	$13	$1,025	$25

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan (“2013 Plan”), which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company.

During the three month period ended June 30, 2014, the Company granted to certain employees 95,557 share options with exercise prices ranging from $16.86 to $19.63 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month period ended June 30, 2014 was $8.01 per share. During the six month period ended June 30, 2014, the Company granted to certain employees 466,452 share options with exercise prices ranging from $16.86 to $22.99 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the six month period ended June 30, 2014 was $10.37 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years.

During the first quarter of 2014, the Company awarded certain employees 254,700 restricted shares with a grant date fair value equal to $22.99 per share under the 2013 Plan. The restricted shares vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month period ended June 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $483,000 and $277,000, respectively. For the three month period ended June 30, 2013, the Company incurred shared-based compensation expense related to share options of approximately $13,000.

For the six month period ended June 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $660,000 and $365,000, respectively. For the six month period ended June 30, 2013, the Company incurred shared-based compensation expense related to share options of approximately $25,000.

As of June 30, 2014, there was $4.8 million and $5.2 million of total unrecognized compensation cost related to unvested share options and restricted shares, respectively. These costs are expected to be recognized over weighted-average periods of 2.8 years for share options and 3.7 years for restricted shares.

7. Share capital

In the first six months of 2014, the Company issued 254,700 restricted shares, as discussed in note 6. In addition, during the first six months of 2014, 44,992 ordinary shares were issued upon the exercise of options, and 18,830 ordinary shares were issued upon the exercise of warrants, of which 15,148 were issued in the second quarter of 2014. As of June 30, 2014, there were 40,103,528 ordinary shares authorized and 17,573,789 ordinary shares issued and outstanding.

8. Net loss per share

The following numbers of outstanding ordinary share options, ordinary share warrants and preferred ordinary shares (on an “as converted to ordinary shares” basis) were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Options to purchase ordinary shares	1,189,782	976,892	1,202,161	976,892
Ordinary share warrant	—	220,595	—	220,595
Preferred ordinary shares (as converted)	—	8,267,787	—	8,267,787
Unvested restricted shares	254,700	—	254,700	—

9. Subsequent event

On July 31, 2014, the Company acquired substantially all of the assets of Boulder Diagnostics, Inc., or Boulder, a privately owned company that is developing immunology-based assays for rheumatology and infectious diseases. The assets acquired mainly relate to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response. As part of the transaction, Boulder has transferred to the Company all shares of capital stock in its wholly-owned subsidiary Boulder Diagnostics Europe GmbH, such that the Company has become the sole owner of Boulder Diagnostics Europe GmbH.

The purchase price for Boulder includes initial consideration of approximately $1.8 million in cash, subject to certain adjustments. $183,200 of the purchase price has been placed in an escrow account for a period of 24 months as security for any undisclosed liabilities and as indemnification for certain items. This escrow account will be included in other liabilities in the Company’s condensed consolidated balance sheet. The terms of the purchase agreement also provide for up to $6.1 million of contingent consideration payable to Boulder at any time on or prior to July 31, 2024, upon the successful completion of various performance milestones.

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

We have incurred significant losses from inception and as of June 30, 2014 had an accumulated deficit of $109.0 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended June 30, 2014 was $11.8 million and for the three months ended June 30, 2013 was $10.2 million. Our revenue for the six months ended June 30, 2014 was $24.1 million and for the six months ended June 30, 2013 was $17.8 million. Our net loss for the three months ended June 30, 2014 was $6.2 million and for the three months ended June 30, 2013 was $1.0 million. Our net loss for the six months ended June 30, 2014 was $9.4 million and for the six months ended June 30, 2013 was $2.2 million.

On July 31, 2014, we acquired substantially all of the assets of Boulder Diagnostics, Inc., or Boulder, a privately owned company that is developing immunology-based assays for rheumatology and infectious diseases. The assets acquired mainly relate to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response.

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

Our U.S. business derived 96% of its revenue from our service offering for each of the three month periods ended June 30, 2014 and 2013, which reflects our experience that U.S. customers prefer to send interferon-gamma release assay, or IGRA, tests out for processing and analysis rather than run them in-house. Our U.S. business derived 97% and 96% of its revenue from service revenue for the six months ended June 30, 2014 and 2013, respectively. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 90% and 92% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended June 30, 2014 and 2013, respectively. These sales represented 91% of our revenue for each of the six month periods ended June 30, 2014 and 2013. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers, and our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing testing.

Revenue by geography

We sell our T-SPOT.TB test through our own sales force in the United States, certain European countries and Japan. We sell through distributors in other parts of the world. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access international markets.

The following tables reflect product revenue by geography (United States, Europe and rest of world, or Europe & ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers.

	Three months ended June 30,
(in thousands, except percentages)	2014		2013
Revenue
United States	$5,490	47%	$4,053	40%
Europe & ROW	1,809	15%	1,698	17%
Asia	4,489	38%	4,403	43%
Total revenue	$11,788	100%	$10,154	100%

	Six months ended June 30,
(in thousands, except percentages)	2014		2013
Revenue
United States	$10,491	44%	$7,264	41%
Europe & ROW	3,685	15%	3,366	19%
Asia	9,886	41%	7,203	40%
Total revenue	$24,062	100%	$17,833	100%

Our revenue is denominated in multiple currencies.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax and depreciation of laboratory equipment and leasehold improvements. During the three months ended June 30, 2014 and 2013, our cost of revenue represented 51% and 48%, respectively, of our total revenue. For the six months ended June 30, 2014 and 2013, our cost of revenue represented 50% and 52%, respectively, of our total revenue.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue
Product	$2,822	$2,552	$5,863	$4,609
Service	3,171	2,315	6,142	4,625
Total cost of revenue	$5,993	$4,867	$12,005	$9,234

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 49% and 52%, respectively, for the three months ended June 30, 2014 and 2013. This decrease was primarily due to currency effects. The majority of our cost of revenue, both the costs related to our kit revenue and the kit cost of our service revenue, are incurred in the United Kingdom and denominated in Pounds Sterling. In contrast, the majority of revenues are recognized in United States Dollars and Japanese Yen, both of which have weakened against the Pound.

Gross margins were 50% and 48%, respectively, for the six months ended June 30, 2014 and 2013. The gross margin percent improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations. In early 2013, we incurred extra costs related to running two laboratories. In the first three months of 2013, we consolidated our U.S. laboratory operations in Memphis, Tennessee and closed our Marlborough, Massachusetts laboratory. Operating a single laboratory in the United States has yielded significant operating leverage by eliminating the duplication of fixed costs and has led to improved margins.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that we can achieve certain efficiencies in our manufacturing and laboratory operations, through these increased volumes, that could help maintain or improve our overall margins.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that would help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering in November 2013 and, with the acquisition of substantially all of the assets from Boulder, we will further expand our research and development efforts to include the development of immunology-based assays for rheumatology and infectious diseases.

Our research and development expenses include costs associated with performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance, repairs and maintenance. In addition, in June 2014 we hired a Chief Medical Officer who will support the continued growth of our T-SPOT.TB business and the development of new products through management of our medical education and clinical trial programs. We expense all research and development costs as incurred.

During the three months ended June 30, 2014 and 2013, our research and development expenses represented 13% and 5%, respectively, of our total revenue. For the six months ended June 30, 2014 and 2013, research and development expenses represented 9% and 6%, respectively, of our total revenue. These increases were primarily related to development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs.

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

During the three months ended June 30, 2014 and 2013, our sales and marketing expenses represented 54% and 32%, respectively, of our total revenue. For the six months ended June 30, 2014 and 2013, our sales and marketing expenses represented 45% and 35%, respectively, of our total revenue. These increases have been driven in large part by increased headcount and investment in medical education. We expect our sales and marketing costs to increase, as we expand our sales force, business development activities, geographic presence, and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB test and future products.

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

During the three months ended June 30, 2014 and 2013, our general and administrative expenses represented 34% and 22%, respectively, of our total revenue. For the six months ended June 30, 2014 and 2013, our general and administrative expenses represented 33% and 25%, respectively, of our total revenue. Our general and administrative expenses have increased, and will continue to increase primarily due to the costs of operating as a public company, such as additional legal, accounting and finance, and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums, and investor relations expenses.

Other (expense) income

Other (expense) income includes interest expense, net, foreign exchange (losses) gains and other income and expense items.

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

Results of operations

Comparison of three months ended June 30, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$5,887	50%	$5,790	57%	$97	2%
Service	5,901	50%	4,364	43%	1,537	35%
Total revenue	11,788	100%	10,154	100%	1,634	16%

Cost of revenue:
Product	2,822	24%	2,552	25%	270	11%
Service	3,171	27%	2,315	23%	856	37%
Total cost of revenue	5,993	51%	4,867	48%	1,126	23%
Gross profit	5,795	49%	5,287	52%	508	10%

Operating expenses:
Research and development	1,515	13%	530	5%	985	186%
Sales and marketing	6,343	54%	3,219	32%	3,124	97%
General and administrative	3,968	34%	2,253	22%	1,715	76%

Total operating expenses	11,826	100%	6,002	59%	5,824	97%

Loss from operations	(6,031)	(51)%	(715)	(7)%	(5,316)	743%
Interest expense, net	(28)	0%	(78)	(1)%	50	(64)%
Foreign exchange (losses)	(262)	(2)%	(188)	(2)%	(74)	39%
Other income	81	1%	37	0%	44	119%
Loss before income taxes	(6,240)	(53)%	(944)	(9)%	(5,296)	561%
Income tax (benefit) expense	(6)	0%	10	0%	(16)	(160)%
Net loss	$(6,234)	(53)%	$(954)	(9)%	$(5,280)	553%

Revenue

Revenue increased by 16% to $11.8 million for the three months ended June 30, 2014 compared to $10.2 million for the same period in 2013. This increase in revenue was due to an increase in volumes across all the regions where we sell our T-SPOT.TB test. U.S. revenue grew by 35% driven by growth of $0.2 million from existing customers and $1.2 million from the addition of new customers. Europe & ROW revenue grew by 7% to $1.8 million compared to the same period in 2013 and Asia revenue grew by 2% to $4.5 million compared to the same period in 2013.

	Three months ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
Product	$5,887	$5,790	$97	2%
Service	5,901	4,364	1,537	35%
Total revenue	$11,788	$10,154	$1,634	16%

	Three months ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
United States	$5,490	$4,053	$1,437	35%
Europe & ROW	1,809	1,698	111	7%
Asia	4,489	4,403	86	2%
Total revenue	$11,788	$10,154	$1,634	16%

Cost of revenue and gross margin

Cost of revenue increased by 23% to $6.0 million for the three months ended June, 2014 from $4.9 million in the same period in 2013. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin decreased to 49% for the three months ended June 30, 2014 from 52% for the same period in 2013. This decrease was primarily due to currency effects. The majority of our cost of revenue, both the costs related to our kit revenue and the kit cost of our service revenue, are incurred in the United Kingdom and denominated in Pounds Sterling. In contrast, the majority of revenues are recognized in United States Dollars and Japanese Yen, both of which have weakened against the Pound.

	Three months ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Cost of revenue
Product	$2,822	$2,552	$270	11%
Service	3,171	2,315	856	37%
Total cost of revenue	$5,993	$4,867	$1,126	23%

Research and development expenses

Research and development expenses increased by 186% to $1.5 million for the three months ended June 30, 2014 from $530,000 for the same period in 2013. This increase was primarily related to development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs. As a percentage of total revenue, research and development expenses increased to 13% for the three months ended June 30, 2014 from 5% for the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses increased 97% to $6.3 million for the three months ended June 30, 2014 from $3.2 million for the same period in 2013. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales, marketing, administrative and technical support personnel. As a percentage of total revenue, sales and marketing expenses increased to 54% for the three months ended June 30, 2014 from 32% for the same period in 2013.

General and administrative expenses

General and administrative expenses increased by 76% to $4.0 million for the three months ended June 30, 2014 from $2.3 million for the same period in 2013. The increase reflects the increased regulatory costs of being a public company and increases in personnel-related costs associated with increases in our legal, accounting and finance, IT, corporate development and human resources headcount, and consulting costs to support our growth. As a percentage of total revenue, general and administrative expenses increased to 34% for the three months ended June 30, 2014 from 22% for the same period in 2013.

Interest expense, net

Interest expense, net was $28,000 for the three months ended June 30, 2014 as compared to $78,000 in the same period in 2013.

Foreign exchange (losses) gains

We incurred foreign exchange losses of $262,000 for the three months ended June 30, 2014 as compared to losses of $188,000 in the same period in 2013. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 47% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, grew significantly in 2013 and have continued to grow in 2014.

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

Other income

Other income was $81,000 for the three months ended June 30, 2014 as compared to $37,000 in the same period in 2013.

Comparison of six months ended June 30, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended June 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$12,712	53%	$9,911	56%	$2,801	28%
Service	11,350	47%	7,922	44%	3,428	43%
Total revenue	24,062	100%	17,833	100%	6,229	35%

Cost of revenue:
Product	5,863	24%	4,609	26%	1,254	27%
Service	6,142	26%	4,625	26%	1,517	33%
Total cost of revenue	12,005	50%	9,234	52%	2,771	30%

Gross profit	12,057	50%	8,599	48%	3,458	40%

Operating expenses:
Research and development	2,239	9%	1,004	6%	1,235	123%
Sales and marketing	10,908	45%	6,232	35%	4,676	75%
General and administrative	7,880	33%	4,373	25%	3,507	80%
Total operating expenses	21,027	87%	11,609	65%	9,418	81%

Loss from operations	(8,970)	(37)%	(3,010)	(17)%	(5,960)	198%
Interest expense, net	(63)	0%	(117)	(1)%	54	(46)%
Foreign exchange (losses) gains	(407)	(2)%	765	4%	(1,172)	(153)%
Other income	79	0%	227	1%	(148)	(65)%
Loss before income taxes	(9,361)	(39)%	(2,135)	(12)%	(7,226)	338%
Income tax expense	26	0%	20	0%	6	30%
Net loss	$(9,387)	(39)%	$(2,155)	(12)%	$(7,232)	336%

Revenue

Revenue increased by 35% to $24.1 million for the six months ended June 30, 2014 compared to $17.8 million for the same period in 2013. This increase in revenue was due to an increase in volumes across all the regions where we sell our T-SPOT.TB test. U.S. revenue grew by 44% driven by growth of $1.1 million from existing customers and $2.1 million from the addition of new customers. Asia revenue grew by 37% to $9.9 million compared to the same period in 2013 due primarily to higher revenue in China and Japan. Europe & ROW revenue grew by 9% to $3.7 million compared to the same period in 2013.

	Six months ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
Product	$12,712	$9,911	$2,801	28%
Service	11,350	7,922	3,428	43%
Total revenue	$24,062	$17,833	$6,229	35%

	Six months ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
United States	$10,491	$7,264	$3,227	44%
Europe & ROW	3,685	3,366	319	9%
Asia	9,886	7,203	2,683	37%
Total revenue	$24,062	$17,833	$6,229	35%

Cost of revenue and gross margin

Cost of revenue increased by 30% to $12.0 million for the six months ended June 30, 2014 from $9.2 million in the same period in 2013. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin increased to 50% for the six months ended June 30, 2014 from 48% for the same period in 2013. The gross margin percent improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations. In early 2013, we incurred extra costs related to running two laboratories. In the first three months of 2013, we consolidated our U.S. laboratory operations in Memphis, Tennessee and closed our Marlborough, Massachusetts laboratory. Operating a single laboratory in the United States has yielded significant operating leverage by eliminating the duplication of fixed costs and has led to improved margins.

	Six months ended June 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Cost of revenue
Product	$5,863	$4,609	$1,254	27%
Service	6,142	4,625	1,517	33%
Total cost of revenue	$12,005	$9,234	$2,771	30%

Research and development expenses

Research and development expenses increased by 123% to $2.2 million for the six months ended June 30, 2014 from $1.0 million for the same period in 2013. This increase was primarily related to development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs. As a percentage of total revenue, research and development expenses increased to 9% for the six months ended June 30, 2014 from 6% for the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses increased 75% to $10.9 million for the six months ended June 30, 2014 from $6.2 million for the same period in 2013. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales, marketing, administrative and technical support personnel. As a percentage of total revenue, sales and marketing expenses increased to 45% for the six months ended June 30, 2014 from 35% for the same period in 2013.

General and administrative expenses

General and administrative expenses increased by 80% to $7.9 million for the six months ended June 30, 2014 from $4.4 million for the same period in 2013. The increase reflects the increased regulatory costs of being a public company and increases in personnel-related costs associated with increases in our legal, accounting and finance, IT, corporate development and human resources headcount, and consulting costs to support our growth. As a percentage of total revenue, general and administrative expenses increased to 33% for the six months ended June 30, 2014 from 25% for the same period in 2013.

Interest expense, net

Interest expense, net was $63,000 for the six months ended June 30, 2014 as compared to $117,000 in the same period in 2013.

Foreign exchange (losses) gains

We incurred foreign exchange losses of $407,000 for the six months ended June 30, 2014 as compared to foreign exchange gains of $765,000 in the same period in 2013. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. About 44% of our sales are in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, grew significantly in 2013.

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

Other income

Other income was $79,000 for the six months ended June 30, 2014 as compared to $227,000 in the same period in 2013. Other income in 2013 included a fee received in conjunction with a potential acquisition that was terminated.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2014 we had a net loss of $9.4 million and used $9.7 million of cash for operating activities. As of June 30, 2014, we had an accumulated deficit of $109.0 million. We incurred a net loss of $2.2 million and used $4.2 million of cash for operating activities for the six months ended June 30, 2013.

As of June 30, 2014, we had cash and cash equivalents of $65.8 million. On November 21, 2013, our registration statement for our IPO was declared effective by the Securities and Exchange Commission. We sold 6,164,000 ordinary shares, at an initial public offering price of $12.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 804,000 additional ordinary shares. Net proceeds from the IPO were approximately $63.9 million, after deducting underwriting discounts and commissions and offering expenses.

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

In May 2013, we entered into a new loan and security agreement with Square 1 Bank consisting of a term loan and a revolving line of credit. We used the loan proceeds to repay the loan from Comerica Bank. The Square 1 Bank loan was secured by substantially all of our assets. Tranche A of the term loan, which was borrowed at closing, was for $6.0 million. The revolving line of credit allowed us to borrow up to $5.0 million, had a maturity date of May 24, 2015 and bore interest at 1.75% above the prime rate or 5.0% per annum, whichever was greater. The term loan was repaid and the revolving line of credit canceled in December 2013, following the completion of our IPO.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(in thousands)	2014	2013
Cash and cash equivalents, excluding restricted cash	$65,775	$14,436
Accounts receivable, net	5,023	7,096

Net cash used in operating activities	$(9,735)	$(4,239)
Net cash used in investing activities	(1,429)	(359)
Net cash (used in) provided by financing activities	(64)	7,419
Effect of exchange rate changes on cash and cash equivalents	509	(963)
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	$(10,719)	$1,858

Cash flows for the six months ended June 30, 2014 and 2013

Operating activities

Net cash used in operating activities was $9.7 million during the six months ended June 30, 2014, which included a net loss of $9.4 million, non-cash items of $1.8 million, and a net increase in operating assets less liabilities of $2.2 million. The non-cash items consisted of share-based compensation expense of $1.0 million, depreciation and amortization expense of $760,000, and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $2.2 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $1.2 million, an increase in inventory of $1.1 million, an increase in prepaid expenses and other assets of $455,000, and an increase in accounts receivable of $204,000, partially offset by an increase in deferred income of $822,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2014 for royalties on intellectual property that were accrued for at December 31, 2013. Inventory has been increasing in anticipation of growing revenue. The increase in prepaid expenses and other assets reflects the timing of certain payments. The increase in accounts receivable mainly reflects increased revenue during the first six months of 2014, as well as the timing of payments. The increase in deferred income relates to the growth in sales to our Japanese importer.

Net cash used in operating activities was $4.2 million during the six months ended June 30, 2013, which included a net loss of $2.2 million and non-cash items of $581,000 and a net increase in operating assets less liabilities of $2.7 million. The non-cash items included depreciation and amortization expense of $557,000 and share-based compensation expense of $25,000. The significant items in the net increase in operating assets and liabilities included an increase in accounts receivable of $1.9 million, a decrease in accounts payable and accrued liabilities of $477,000, an increase in inventory of $392,000 and an increase in prepaid expenses and other of $200,000, partially offset by an increase in deferred income of $303,000. The increases in accounts receivable and inventory were due primarily to the growth in our revenue. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2013 for royalties on intellectual property that were accrued for at December 31, 2012. The increase in prepaid expenses and other assets reflected the timing of certain payments. The increase in deferred income related to the growth in sales to our Japanese importer.

Investing activities

Net cash used in investing activities was $1.4 million and $359,000 for the six month periods ended June 30, 2014 and 2013, respectively. The higher net cash used in the six month period ended June 30, 2014 related primarily to a $935,000 increase in purchases of property and equipment in the period compared to the same period in 2013. In addition, there was a $96,000 reduction in restricted cash pledged as security in connection with our facilities leases in the six month period ended June 30, 2014 compared to the same period in 2013.

Financing activities

Net cash used in financing activities was $64,000 during the six months ended June 30, 2014.

Net cash provided by financing activities was $7.4 million during the six months ended June 30, 2013, consisting primarily of proceeds from a term loan of $6.0 million and proceeds from the issuance of preferred ordinary shares of $2.9 million, partially offset by the repayment of $1.5 million related to the cancellation of a revolving line of credit. Immediately prior to the Company’s IPO in November 2013, all outstanding preferred ordinary shares converted into ordinary shares.

Employees

As of June 30, 2014, we had 203 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under the new guidance, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the new guidance and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material pending legal proceedings. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, the holder of a warrant to purchase 15,791 of the Company’s ordinary shares elected to exercise the warrant through a cashless conversion, as defined in the warrant agreement. As a result, the Company issued 15,148 ordinary shares in full settlement of the warrant. This warrant exercise was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: August 6, 2014	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2014	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1+

First Amendment to Supply and Reseller Agreement between Oxford Immunotec Ltd. and Life Technologies Corporation dated April 1, 2014 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on April 1, 2014 and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Financial Statements *

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