Form 10-Q
period 2014-09-30
Oxford Immunotec Global PLC
filed 2014-11-05
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes☐ No☒

As of October 31, 2014, there were 17,611,348 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those discussed in these forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

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

You should refer to Part I, Item 1A, “Risk Factors” in our 2013 Annual Report on Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

We make available free of charge on our corporate website at www.oxfordimmunotec.com (in the “Investors” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission. By referring to our corporate website, www.oxfordimmunotec.com, we do not incorporate any such website or its contents into this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$58,007	$76,494
Restricted cash	146	87
Accounts receivable, net	5,211	4,754
Inventory	6,515	5,450
Prepaid expenses and other	2,155	2,242
Total current assets	72,034	89,027
Restricted cash, non-current	246	362
Property and equipment, net	4,463	2,964
In-process research and development	2,497	—
Goodwill	55	—
Other intangible assets, net	295	331
Other assets	26	60
Total assets	$79,616	$92,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,901	$2,310
Accrued liabilities	6,177	6,936
Deferred income	1,699	1,540
Current portion of loans payable	170	170
Taxes payable	—	177
Total current liabilities	10,947	11,133
Long-term portion of loans payable	449	563
Contingent purchase price consideration	1,234	—
Other liabilities	—	296
Total liabilities	12,630	11,992

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 40,103,528 and 25,189,285 shares authorized at September 30, 2014 and December 31, 2013, respectively, and 17,611,348 and 17,255,267 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	192	188
Additional paid-in capital	186,053	183,967
Accumulated deficit	(115,137)	(99,655)
Accumulated other comprehensive loss	(4,122)	(3,748)
Total shareholders’ equity	66,986	80,752
Total liabilities and shareholders’ equity	$79,616	$92,744

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Revenue:
Product	$6,480	$4,977	$19,192	$14,888
Service	6,845	5,749	18,195	13,671
Total revenue	13,325	10,726	37,387	28,559

Cost of revenue:
Product	2,944	2,158	8,807	6,767
Service	3,568	2,773	9,710	7,398
Total cost of revenue	6,512	4,931	18,517	14,165

Gross profit	6,813	5,795	18,870	14,394

Operating expenses:
Research and development	1,946	579	4,185	1,583
Sales and marketing	7,468	3,325	18,376	9,557
General and administrative	3,567	4,084	11,447	8,457
Total operating expenses	12,981	7,988	34,008	19,597

Loss from operations	(6,168)	(2,193)	(15,138)	(5,203)

Other (expense) income:
Interest expense, net	(41)	(139)	(104)	(256)
Foreign exchange gains (losses)	76	(721)	(331)	44
Other income (expense)	91	(113)	170	114
Loss before income taxes	(6,042)	(3,166)	(15,403)	(5,301)
Income tax expense	53	15	79	35
Net loss	$(6,095)	$(3,181)	$(15,482)	$(5,336)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.35)	$(1.36)	$(0.89)	$(2.36)

Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	17,333,441	2,331,990	17,300,881	2,256,494

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net loss	$(6,095)	$(3,181)	$(15,482)	$(5,336)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(672)	614	(374)	(447)

Other comprehensive income (loss), net of taxes	(672)	614	(374)	(447)

Total comprehensive loss	$(6,767)	$(2,567)	$(15,856)	$(5,783)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(15,482)	$(5,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,239	863
Share-based compensation expense	1,759	77
Loss on change in fair value of warrants	22	119
Loss on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(480)	(1,788)
Inventory	(1,112)	(1,389)
Prepaid expenses and other	115	(2,445)
Accounts payable	290	1,732
Accrued liabilities	(713)	1,242
Deferred income	191	1,196
Net cash used in operating activities	(14,171)	(5,730)
Cash flows from investing activities
Purchases of property and equipment	(2,567)	(1,542)
Purchases of intangible assets	(17)	—
Cash paid for acquisition, net of cash acquired	(1,716)	—
Proceeds on sales of property and equipment	—	22
Decrease in restricted cash	57	225
Net cash used in investing activities	(4,243)	(1,295)
Cash flows from financing activities
Proceeds from issuance of preferred ordinary shares	—	2,942
Proceeds from exercise of share options and warrants	13	17
Proceeds from term loan	—	6,000
Payments on loan	(139)	(60)
Payments on revolving line of credit	—	(1,500)
Net cash (used in) provided by financing activities	(126)	7,399
Effect of exchange rate changes on cash and cash equivalents	53	83
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	(18,487)	457
Cash and cash equivalents at beginning of period	76,494	12,578
Cash and cash equivalents at end of period	$58,007	$13,035

Noncash investing and financing activities:
Fair value of warrant issued with convertible notes	$—	$136
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	$318	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

1. Business and basis of presentation

Description of business

Oxford Immunotec Global PLC (the “Company”), is a global, commercial-stage diagnostics company committed to improving patient care by providing advanced, innovative tests in the field of immunology. The Company’s proprietary T-SPOT® technology platform allows it to measure the responses of specific immune cells (T cells) to inform the diagnosis, prognosis and monitoring of patients with immunologically controlled diseases. Substantially all of the Company’s revenue is currently derived from the sale of its T-SPOT.TB test, which is sold in two formats: an in vitro diagnostic kit format (allowing customers to perform the test at their own institutions), and a service format (in which the Company performs the test on samples sent by customers to the Company’s own laboratory facilities). The Company sells its T-SPOT.TB test through a direct sales force in the United States, certain European countries and Japan. The Company sells through distributors in other parts of the world.

On July 31, 2014, the Company acquired substantially all of the assets of Boulder Diagnostics, Inc. (“Boulder”), a privately owned company developing immunology-based assays for rheumatology and infectious diseases. The assets acquired primarily relate to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. This acquisition brought the Company three additional early-stage pipeline opportunities, using complementary immune-measuring technology. Each opportunity has the potential to address key unmet clinical needs and is well suited to the Company’s growing commercial infrastructure.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2014, the results of operations for the three and nine-month periods ended September 30, 2014 and 2013, and the cash flows for the nine-month periods ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2013, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2013 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2014 (the “Company’s 2013 Form 10-K”).

Note 1 to the consolidated financial statements included in the Company’s 2013 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. The accounting for restricted shares, which were issued by the Company for the first time during the three months ended March 31, 2014, is described in Note 6. In conjunction with the acquisition of Boulder on July 31, 2014 (see Note 9), the Company has adopted the significant accounting policies listed below.

Business Combinations

For acquisitions meeting the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

When determining the fair value of tangible assets acquired, the Company estimates the cost using the most appropriate valuation method with assistance from independent third party specialists. When determining the fair value of intangible assets acquired, the Company uses judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined by management using the assistance of independent third party specialists. The assumptions used in calculating the fair value of tangible and intangible assets represent the Company’s best estimates and involve inherent uncertainties and the application of its judgment. As a result, if factors change and the Company uses different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different or impaired in the future.

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Under this method, the Company compares the fair value of the goodwill to its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, it is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”), related to the Company’s business combination with Boulder, which were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that its indefinite-lived intangible asset is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, it is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, the Company’s overall business strategy, and regulatory, market and economic environment and trends.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating ASU 2014-09 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, or ASU 2014-15. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company does not expect that the application of ASU 2014-15 will have an impact on the presentation of our results of operations, financial position or disclosures.

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

The following tables present information about the balances of liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets measured at fair value on a recurring basis.

		Fair value measurements at September 30, 2014 using
(in thousands)	September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,234	$—	$—	$1,234
Total	$1,234	$—	$—	$1,234

		Fair value measurements at December 31, 2013 using
(in thousands)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Ordinary share warrants	$296	$—	$—	$296
Total	$296	$—	$—	$296

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

On July 31, 2014, the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for rheumatology and infectious diseases. The terms of the purchase agreement included contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million at any time on or prior to July 31, 2024. The milestone payments consist of completion of studies related to acquired technologies, development of diagnostic test kits, patient enrollment in an Institutional Review Board approved study, issuance of patents, and approvals or clearances by the U.S. Food and Drug Administration. The fair value of future potential milestone payments was determined based upon a probability weighted analysis of expected future milestone payments to be made to the seller, which are considered as Level 3 inputs.

The following tables provide a summary of changes in the fair value of the Company's Level 3 liabilities for the three and nine-month periods ended September 30, 2014:

(in thousands)	Three months ended September 30, 2014
Balance – beginning	$—
Contingent purchase price consideration	1,247
Change in fair value of contingent purchase price consideration	38
Foreign currency adjustment	(51)
Balance at September 30, 2014	$1,234

(in thousands)	Nine months ended September 30, 2014
Balance – beginning	$296
Change in fair value of warrant liability	22
Reclassification of liability to additional paid-in capital upon exercise of warrants	(318)
Contingent purchase price consideration	1,247
Change in fair value of contingent purchase price consideration	38
Foreign currency adjustment	(51)
Balance at September 30, 2014	$1,234

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	September 30, 2014	December 31, 2013
Accounts receivable	$5,325	$4,919
Less allowance for uncollectible accounts receivable	(114)	(165)
Accounts receivable, net	$5,211	$4,754

4. Inventory

Inventory consisted of the following as of:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$3,455	$2,866
Finished goods	3,060	2,584
Inventory, net	$6,515	$5,450

5. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2014	December 31, 2013
Employee related expenses	$3,278	$2,766
Royalties	1,390	2,064
Professional services	433	99
Rent	256	366
Inventory	136	293
Accrued initial public offering costs	—	845
Other accrued liabilities	684	503
Total accrued liabilities	$6,177	$6,936

6. Share option and equity incentive plan

Expense recognized related to share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$37	$1	$91	$3
General and administrative	435	51	1,045	68
Research and development	20	—	30	—
Sales and marketing	242	—	593	6
Total share-based compensation	$734	$52	$1,759	$77

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan (the “2013 Plan”), which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company.

During the three-month period ended September 30, 2014, the Company granted to certain employees 89,800 share options with an exercise price of $13.25 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended September 30, 2014 was $6.28 per share. During the nine-month period ended September 30, 2014, the Company granted to certain employees 556,252 share options with exercise prices ranging from $13.25 to $22.99 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the nine-month period ended September 30, 2014 was $9.71 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years.

During the three months ended September 30, 2014, the Company awarded an employee 20,800 restricted shares with a grant date fair value equal to $13.25 per share under the 2013 Plan. During the nine months ended September 30, 2014, the Company awarded certain employees 275,500 restricted shares with a weighted average grant date fair value equal to $22.25 per share under the 2013 Plan. The restricted shares vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended September 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of $446,000 and $288,000, respectively. For the three-month period ended September 30, 2013, the Company incurred shared-based compensation expense related to share options of approximately $52,000.

For the nine-month period ended September 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of $1,106,000 and $653,000, respectively. For the nine-month period ended September 30, 2013, the Company incurred shared-based compensation expense related to share options of $77,000.

As of September 30, 2014, there was $4.9 million and $5.2 million of total unrecognized compensation cost related to unvested share options and restricted shares, respectively. These costs are expected to be recognized over weighted-average periods of 2.7 years for share options and 3.5 years for restricted shares.

7. Share capital

In the first nine months of 2014, the Company issued 275,500 restricted shares, as discussed in Note 6. In addition, during the first nine months of 2014, 61,751 ordinary shares were issued upon the exercise of options, and 18,830 ordinary shares were issued upon the exercise of warrants. As of September 30, 2014, there were 40,103,528 ordinary shares authorized and 17,611,348 ordinary shares issued and outstanding.

8. Net loss per share

The following numbers of outstanding ordinary share options, ordinary share warrants and preferred ordinary shares (on an “as converted to ordinary shares” basis) were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Options to purchase ordinary shares	1,168,700	1,306,461	1,197,817	1,306,461
Ordinary share warrant	—	220,595	—	220,595
Preferred ordinary shares (as converted)	—	8,267,787	—	8,267,787
Unvested restricted shares	275,500	—	275,500	—

9. Acquisition

On July 31, 2014 (“date of the acquisition”), the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for rheumatology and infectious diseases. The assets acquired primarily relate to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. As part of the transaction, Boulder transferred to the Company all shares of capital stock in its wholly-owned subsidiary, Boulder Diagnostics Europe GmbH, such that the Company has become the sole owner of Boulder Diagnostics Europe GmbH.

The terms of the purchase agreement provided for an upfront payment of $1.7 million and contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million in respect of the Lyme disease and gout assays at any time on or prior to July 31, 2024. The milestone payments consist of up to $400,000 for the completion of studies related to acquired technologies, up to $700,000 for the development of diagnostic test kits, $500,000 for the first patient enrolled in an Institutional Review Board approved study, up to $1.5 million for the issuance of patents, and up to $3.0 million for approvals or clearances by the U.S. Food and Drug Administration. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy and the fair value has been estimated to be $1.2 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 15%. Such liability is adjusted to fair value at each reporting date, with the adjustment reflected in general and administrative expenses. See Note 2 (Fair value measurement) for information pertaining to changes in the fair value of this liability.

The acquisition of Boulder was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the third quarter of 2014. While the Company is close to finalization of the purchase price accounting, it has recorded provisional amounts for all of the assets acquired and the liabilities assumed, based upon their estimated fair values at the date of the business acquisition. These provisional amounts may be adjusted as necessary during the measurement period (up to one year from the acquisition date) while the accounting is finalized. Total consideration was (in thousands):

Cash consideration	$1,724
Estimated fair value of contingent consideration	1,247
Total consideration transferred	$2,971

$183,200 of the cash consideration has been placed in an escrow account for a period of 24 months as security for any undisclosed liabilities and as indemnification for certain items. The Company paid approximately $181,000 in transaction costs associated with this transaction, which is included in general and administrative expense in the statement of operations.

The following table summarizes the purchase price of the Boulder acquisition, the fair value of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Cash	$8
Accounts receivable	15
Inventory	40
Prepaid expenses and other	12
Property and equipment	359
In-process research and development	2,627
Total assets acquired	3,061
Liabilities assumed:
Accounts payable	(97)
Accrued liabilities	(14)
Other current liabilities	(34)
Total liabilities assumed	(145)
Net assets acquired	2,916
Add: goodwill	55
Total consideration transferred	$2,971

On the date of the acquisition the fair value of IPR&D acquired was determined to be $2.6 million ($1.8 million for the Lyme disease assay, $0.5 million for the assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition, and $0.3 million for the gout assay) using the excess earnings method with significant inputs, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and a 15% discount rate, that are not observable. We consider the fair value of IPR&D to be a Level 3 fair value asset due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. There was no evidence of any impairments at September 30, 2014 and there were no impairment charges during the quarter ended September 30, 2014.

Actual results of operations of Boulder are included in the unaudited condensed consolidated interim financial statements from the date of the acquisition, including revenues in the amount of $17,000 for the quarter ended September 30, 2014 and losses from operations of $100,000 for the quarter ended September 30, 2014. The functional currency for Boulder in Germany is the Euro.

Pro Forma Information: The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s acquisition of Boulder, using the acquisition method as if it occurred on January 1, 2013. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisition occurred as of the beginning of each such year:

	Pro Forma
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Total revenues	$13,335	$10,772	$37,459	$28,663
Net loss	$(5,987)	$(3,508)	$(15,707)	$(6,204)
Net loss per share—basic and diluted	$(0.35)	$(1.50)	$(0.91)	$(2.75)
Weighted average shares outstanding—basic and diluted	$17,333,441	$2,331,990	$17,300,881	$2,256,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Company’s 2013 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Oxford Immunotec Global PLC is a global, commercial-stage diagnostics company committed to improving patient care by providing advanced, innovative tests in the field of immunology. Our proprietary T-SPOT® technology platform allows us to measure the responses of specific immune cells, known as T cells, to inform the diagnosis, prognosis and monitoring of patients with immunologically controlled diseases.

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for latent Tuberculosis (TB) infection, or LTBI. Our T-SPOT.TB test is a highly sensitive and specific, single-cell based method for identifying LTBI. It is a single-tube blood test that directly measures antigen-specific T cells that indicate LTBI.

We have incurred significant losses from inception and as of September 30, 2014 had an accumulated deficit of $115.1 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended September 30, 2014 was $13.3 million and for the three months ended September 30, 2013 was $10.7 million. Our revenue for the nine months ended September 30, 2014 was $37.4 million and for the nine months ended September 30, 2013 was $28.6 million. Our net loss for the three months ended September 30, 2014 was $6.1 million and for the three months ended September 30, 2013 was $3.2 million. Our net loss for the nine months ended September 30, 2014 was $15.5 million and for the nine months ended September 30, 2013 was $5.3 million.

Boulder Acquisition

On July 31, 2014, we acquired substantially all of the assets of Boulder Diagnostics, Inc., or Boulder, a privately owned company developing immunology-based assays for rheumatology and infectious diseases. The assets acquired primarily relate to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. This acquisition brings us three additional early-stage product pipeline opportunities, using complementary immune-measuring technology, in the fields of rheumatology and infectious diseases. Each product opportunity has the potential to address key unmet clinical needs and is well suited to the Company’s growing commercial infrastructure. As part of the transaction, Boulder transferred to us all shares of capital stock in its wholly-owned subsidiary, Boulder Diagnostics Europe GmbH, such that the Company has become the sole owner of Boulder Diagnostics Europe GmbH.

There can be no assurance that we will be able to successfully develop and complete the development or commercialization of the products that we acquired in the Boulder acquisition. Further, even if we are able to profitably commercialize the underlying product candidates, there is no guarantee that we will be able to do so before any competitors develop and commercialize similar products, or at all.

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

Our U.S. business derived 96% and 98% of its revenue from our service offering (as opposed to diagnostic kit sales) for the three months ended September 30, 2014 and 2013, respectively, which reflects our experience that U.S. customers prefer to send interferon-gamma release assay, or IGRA, tests out for processing and analysis rather than run them in-house. Our U.S. business derived 96% and 97% of its revenue from our service offering for the nine months ended September 30, 2014 and 2013, respectively. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 92% and 90% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended September 30, 2014 and 2013, respectively. These sales represented 91% and 90% of our revenue for the nine months ended September 30, 2014 and 2013, respectively. Outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing LTBI testing.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue
Product	$6,480	$4,977	$19,192	$14,888
Service	6,845	5,749	18,195	13,671
Total revenue	$13,325	$10,726	$37,387	$28,559

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

	Three months ended September 30,
(in thousands, except percentages)	2014		2013
Revenue
United States	$6,476	49%	$5,333	50%
Europe & ROW	1,721	13%	1,744	16%
Asia	5,128	38%	3,649	34%
Total revenue	$13,325	100%	$10,726	100%

	Nine months ended September 30,
(in thousands, except percentages)	2014		2013
Revenue
United States	$16,967	45%	$12,597	44%
Europe & ROW	5,406	15%	5,110	18%
Asia	15,014	40%	10,852	38%
Total revenue	$37,387	100%	$28,559	100%

Our revenue is denominated in multiple currencies.

Diagnostic products such as ours are subject to re-registration every four years in China. We have applied to renew our license to sell our products in China, and we expect to have the license renewed by the end of the fourth quarter of 2014. In anticipation of delays in renewal, our Chinese distributor purchased a large order in the third quarter of 2014. Our future revenues in China will be adversely affected if our license is not approved.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax and depreciation of laboratory equipment and leasehold improvements. During the three months ended September 30, 2014 and 2013, our cost of revenue represented 49% and 46%, respectively, of our total revenue. For each of the nine-month periods ended September 30, 2014 and 2013, our cost of revenue represented 50% of our total revenue.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue
Product	$2,944	$2,158	$8,807	$6,767
Service	3,568	2,773	9,710	7,398
Total cost of revenue	$6,512	$4,931	$18,517	$14,165

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 51% and 54%, respectively, for the three months ended September 30, 2014 and 2013. This decrease was due in large part to currency effects, the hiring of personnel in the United States to support increased production capacity that have reduced gross margin in the short-term and share-based compensation expense. The majority of our cost of revenue, both the costs related to our kit revenue and the kit cost of our service revenue, are incurred in the United Kingdom and denominated in Pounds Sterling. In contrast, the majority of revenues are recognized in United States Dollars and Japanese Yen. The Dollar weakened against the Pound during the first six months of 2014, but has strengthened during the third quarter of 2014. The Yen has weakened against the Pound throughout the first nine months of 2014.

Gross margin was 50% for each of the nine-month periods ended September 30, 2014 and 2013. The flat gross margin was attributable to a reduction in material costs per test, largely offset by the impact of the hiring of personnel in the United States to support increased production capacity that have reduced gross margin in the short-term.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that would help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering in November 2013 and, with the Boulder acquisition, we are expanding our research and development efforts to include the development of immunology-based assays for rheumatology and infectious diseases.

Our research and development expenses include costs associated with performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance, repairs and maintenance. In June 2014, we hired a Chief Medical Officer, or CMO. Since joining the Company, the CMO has supported the continued growth of our T-SPOT.TB business and expanded the team focused on the development of new products through management of clinical trial programs. In addition, we are expanding our research and development efforts in the U.K. and in Memphis, Tennessee. We expense all research and development costs as incurred.

During the three months ended September 30, 2014 and 2013, our research and development expenses represented 15% and 5%, respectively, of our total revenue. For the nine months ended September 30, 2014 and 2013, research and development expenses represented 11% and 6%, respectively, of our total revenue. These increases were primarily related to development project expenses related to our transplant program, to the hiring of personnel in the United States to support development programs and to new projects acquired in the Boulder acquisition.

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

During the three months ended September 30, 2014 and 2013, our sales and marketing expenses represented 56% and 31%, respectively, of our total revenue. For the nine months ended September 30, 2014 and 2013, our sales and marketing expenses represented 49% and 33%, respectively, of our total revenue. These increases have been driven in large part by increased headcount and investments in medical education. We expect our sales and marketing costs to increase, as we expand our sales force, business development activities, geographic presence, and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB test and future products.

General and administrative expenses

Our general and administrative expenses include costs for our executive, accounting and finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. We expense all general and administrative expenses as incurred.

During the three months ended September 30, 2014 and 2013, our general and administrative expenses represented 27% and 38%, respectively, of our total revenue. For the nine months ended September 30, 2014 and 2013, our general and administrative expenses represented 31% and 30%, respectively, of our total revenue. Our general and administrative expenses have increased, and will continue to increase primarily due to the costs of operating as a public company, such as additional legal, accounting and finance, and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums, and investor relations expenses.

Other (expense) income

Other (expense) income includes interest expense, net, foreign exchange (losses) gains and other income and expense items.

Monetary assets and liabilities that are denominated in foreign currencies are remeasured at the period-end closing rate with resulting unrealized exchange fluctuations. Realized exchange fluctuations result from the settlement of transactions in currencies other than the functional currencies of our businesses. The functional currencies of our businesses are U.S. Dollars, Pounds Sterling, Euros and Yen, depending on the entity.

Results of operations

Comparison of three months ended September 30, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$6,480	49%	$4,977	46%	$1,503	30%
Service	6,845	51%	5,749	54%	1,096	19%
Total revenue	13,325	100%	10,726	100%	2,599	24%
Cost of revenue:
Product	2,944	22%	2,158	20%	786	36%
Service	3,568	27%	2,773	26%	795	29%
Total cost of revenue	6,512	49%	4,931	46%	1,581	32%
Gross profit	6,813	51%	5,795	54%	1,018	18%
Operating expenses:
Research and development	1,946	15%	579	5%	1,367	236%
Sales and marketing	7,468	56%	3,325	31%	4,143	125%
General and administrative	3,567	27%	4,084	38%	(517)	(13)%
Total operating expenses	12,981	97%	7,988	74%	4,993	63%
Loss from operations	(6,168)	(46)%	(2,193)	(20)%	(3,975)	181%
Interest expense, net	(41)	0%	(139)	(1)%	98	(71)%
Foreign exchange gains (losses)	76	1%	(721)	(7)%	797	(111)%
Other income (expense)	91	1%	(113)	(1)%	204	(181)%
Loss before income taxes	(6,042)	(45)%	(3,166)	(30)%	(2,876)	91%
Income tax expense	53	0%	15	0%	38	253%
Net loss	$(6,095)	(46)%	$(3,181)	(30)%	$(2,914)	92%

Revenue

Revenue increased by 24% to $13.3 million for the three months ended September 30, 2014 compared to $10.7 million for the same period in 2013. This increase in revenue was driven by increased sales of our T-SPOT.TB test in Asia and the United States. Asia revenue grew by 41% to $5.1 million compared to the same period in 2013 due primarily to higher revenue in China and Japan. U.S. revenue grew by 21%, to $6.5 million, driven by growth of $1.0 million from the addition of new customers and $0.1 million from existing customers. Europe & ROW revenue declined 1% to $1.7 million compared to the same period in 2013.

	Three months ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
Product	$6,480	$4,977	$1,503	30%
Service	6,845	5,749	1,096	19%
Total revenue	$13,325	$10,726	$2,599	24%

	Three months ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
United States	$6,476	$5,333	$1,143	21%
Europe & ROW	1,721	1,744	(23)	(1)%
Asia	5,128	3,649	1,479	41%
Total revenue	$13,325	$10,726	$2,599	24%

Cost of revenue and gross margin

Cost of revenue increased by 32% to $6.5 million for the three months ended September 30, 2014 from $4.9 million in the same period in 2013. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin decreased to 51% for the three months ended September 30, 2014 from 54% for the same period in 2013 due in large part to the impact of currency effects, the hiring of personnel in the United States to support increased production capacity that have reduced gross margin in the short-term and share-based compensation expense.

	Three months ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Cost of revenue
Product	$2,944	$2,158	$786	36%
Service	3,568	2,773	795	29%
Total cost of revenue	$6,512	$4,931	$1,581	32%

Research and development expenses

Research and development expenses increased by 236%, to $1.9 million for the three months ended September 30, 2014, from $579,000 for the same period in 2013. This increase reflected development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the Boulder acquisition, we have expanded our research efforts to include assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. As a percentage of total revenue, research and development expenses increased to 15% for the three months ended September 30, 2014 from 5% for the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses increased 125% to $7.5 million for the three months ended September 30, 2014 from $3.3 million for the same period in 2013. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales, marketing, administrative and technical support personnel. As a percentage of total revenue, sales and marketing expenses increased to 56% for the three months ended September 30, 2014 from 31% for the same period in 2013.

General and administrative expenses

General and administrative expenses decreased by 13% to $3.6 million for the three months ended September 30, 2014 from $4.1 million for the same period in 2013. The decrease reflects the third quarter 2013 legal, accounting and auditing costs related to our initial public offering, which was subsequently completed in the fourth quarter of 2013. As a percentage of total revenue, general and administrative expenses decreased to 27% for the three months ended September 30, 2014 from 38% for the same period in 2013.

Interest expense, net

Interest expense, net was $41,000 for the three months ended September 30, 2014 as compared to $139,000 in the same period in 2013. The 2013 expense consisted primarily of interest expense on a term loan and revolving line of credit with Square 1 Bank. This loan was repaid and the credit facility cancelled in December 2013, following our initial public offering, or IPO.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $76,000 for the three months ended September 30, 2014 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, during a period when the Pound was falling versus the Dollar. For the three months ended September 30, 2013, we recorded foreign exchange losses of $721,000 largely as a net result of U.S. Dollar denominated bank accounts, accounts receivable, accounts payable, and loans payable on the books of Oxford Immunotec Limited during a period when the Pound was rising versus the Dollar. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 49% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, grew significantly in 2013 and have continued to grow in 2014. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States, the United Kingdom and Japan.

As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

Other income was $91,000 for the three months ended September 30, 2014 as compared to other expense of $113,000 in the same period in 2013. Other income in 2014 consisted primarily of grant income and other expense in 2013 consisted primarily of a loss on the change in fair value of warrants.

Comparison of nine months ended September 30, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended September 30,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$19,192	51%	$14,888	52%	$4,304	29%
Service	18,195	49%	13,671	48%	4,524	33%
Total revenue	37,387	100%	28,559	100%	8,828	31%
Cost of revenue:
Product	8,807	24%	6,767	24%	2,040	30%
Service	9,910	26%	7,398	26%	2,312	31%
Total cost of revenue	18,517	50%	14,165	50%	4,352	31%
Gross profit	18,870	50%	14,394	50%	4,476	31%
Operating expenses:
Research and development	4,185	11%	1,583	6%	2,602	164%
Sales and marketing	18,376	49%	9,557	33%	8,819	92%
General and administrative	11,447	31%	8,457	30%	2,990	35%
Total operating expenses	34,008	91%	19,597	69%	14,411	74%
Loss from operations	(15,138)	(40)%	(5,203)	(18)%	(9,935)	191%
Interest expense, net	(104)	0%	(256)	(1)%	152	(59)%
Foreign exchange (losses) gains	(331)	(1)%	44	0%	(375)	(852)%
Other income	170	0%	114	0%	56	49%
Loss before income taxes	(15,403)	(41)%	(5,301)	(19)%	(10,102)	191%
Income tax expense	79	0%	35	0%	44	126%
Net loss	$(15,482)	(41)%	$(5,336)	(19)%	$(10,146)	190%

Revenue

Revenue increased by 31%, to $37.4 million, for the nine months ended September 30, 2014 compared to $28.6 million for the same period in 2013. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. Asia revenue grew by 38%, to $15.0 million, compared to the same period in 2013, due primarily to higher revenue in China and Japan. U.S. revenue grew by 35%, to $17.0 million, compared to the same period in 2013, driven by growth of $2.4 million from the addition of new customers and $2.0 million from existing customers. Europe & ROW revenue grew by 6%, to $5.4 million, compared to the same period in 2013.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
Product	$19,192	$14,888	$4,304	29%
Service	18,195	13,671	4,524	33%
Total revenue	$37,387	$28,559	$8,828	31%

	Nine months ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Revenue
United States	$16,967	$12,597	$4,370	35%
Europe & ROW	5,406	5,110	296	6%
Asia	15,014	10,852	4,162	38%
Total revenue	$37,387	$28,559	$8,828	31%

Cost of revenue and gross margin

Cost of revenue increased by 31% to $18.5 million for the nine months ended September 30, 2014 from $14.2 million in the same period in 2013. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin was 50% for each of the nine-month periods ended September 30, 2014 and 2013. The flat gross margin was attributable to a reduction in material costs per test, largely offset by the impact of currency effects, the hiring of personnel in the United States to support increased production capacity that have reduced gross margin in the short-term and share-based compensation expense.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2014	2013	Amount	%
Cost of revenue
Product	$8,807	$6,767	$2,040	30%
Service	9,710	7,398	2,312	31%
Total cost of revenue	$18,517	$14,165	$4,352	31%

Research and development expenses

Research and development expenses increased by 164% to $4.2 million for the nine months ended September 30, 2014 from $1.6 million for the same period in 2013. This increase was primarily related to development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. As a percentage of total revenue, research and development expenses increased to 11% for the nine months ended September 30, 2014 from 6% for the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses increased 92% to $18.4 million for the nine months ended September 30, 2014 from $9.6 million for the same period in 2013. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales, marketing, administrative and technical support personnel. As a percentage of total revenue, sales and marketing expenses increased to 49% for the nine months ended September 30, 2014 from 33% for the same period in 2013.

General and administrative expenses

General and administrative expenses increased by 35% to $11.4 million for the nine months ended September 30, 2014 from $8.5 million for the same period in 2013. The increase reflects the increased regulatory costs of being a public company and increases in personnel-related costs associated with increases in our legal, accounting and finance, IT, corporate development and human resources headcount, and consulting costs to support our growth. As a percentage of total revenue, general and administrative expenses increased to 31% for the nine months ended September 30, 2014 from 30% for the same period in 2013.

Interest expense, net

Interest expense, net was $104,000 for the nine months ended September 30, 2014 as compared to $256,000 in the same period in 2013. The 2013 expense consisted primarily of interest expense on our term debt and revolving credit facilities. We repaid the borrowings under our credit facility with Comerica Bank in May 2013 and entered into a new term loan and revolving line of credit with Square 1 Bank. This loan was repaid and the credit facility cancelled in December 2013, following our IPO.

Foreign exchange gains (losses)

We recorded foreign exchange losses of $331,000 for the nine months ended September 30, 2014 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, as the Pound rose against the Dollar for the first six months of 2014 before falling in the third quarter of 2014. For the nine months ended September 30, 2013, we recorded foreign exchange gains of $44,000 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, accounts payable, and loans payable on the books of Oxford Immunotec Limited, as the Pound declined versus the Dollar. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, our revenue is denominated in multiple currencies. Approximately 45% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, grew significantly in 2013 and have continued to grow in 2014.

 Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States, the United Kingdom and Japan.

As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Other income (expense)

Other income was $170,000 for the nine months ended September 30, 2014 as compared to $114,000 in the same period in 2013. Other income in 2013 included a fee received in conjunction with a potential acquisition that was terminated.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2014 we had a net loss of $15.5 million and used $14.2 million of cash for operating activities. As of September 30, 2014, we had an accumulated deficit of $115.1 million. We incurred a net loss of $5.3 million and used $5.7 million of cash for operating activities for the nine months ended September 30, 2013.

As of September 30, 2014, we had cash and cash equivalents of $58.0 million. In November 2013, we completed our initial public offering. Net proceeds from the IPO were approximately $63.9 million.

Credit facilities

In February 2012 we entered into a loan and security agreement with Comerica Bank that provided for borrowings through a credit facility of up to $3.0 million initially through February 2013 and extended through May 2013. In February 2012, we borrowed $1.5 million under the credit facility. Interest accrued daily on the outstanding balance at the prime rate plus 1.5%, with a minimum of the Daily Adjusting LIBOR rate plus 2.5% per annum. The loan was secured by substantially all of our assets. This loan was repaid in May 2013.

In May 2013, we entered into a new loan and security agreement with Square 1 Bank consisting of a term loan and a revolving line of credit. We used the loan proceeds to repay the loan from Comerica Bank. The Square 1 Bank loan was secured by substantially all of our assets. Tranche A of the term loan, which was borrowed at closing, was for $6.0 million. The term loan was repaid and the revolving line of credit canceled in December 2013, following our IPO. The Company had no available credit facilities as of September 30, 2014.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(in thousands)	2014	2013

Cash and cash equivalents, excluding restricted cash	$58,007	$13,035
Accounts receivable, net	5,211	7,181

Net cash used in operating activities	$(14,171)	$(5,730)
Net cash used in investing activities	(4,243)	(1,295)
Net cash (used in) provided by financing activities	(126)	7,399
Effect of exchange rate changes on cash and cash equivalents	53	83
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	$(18,487)	$457

Cash flows for the nine months ended September 30, 2014 and 2013

Operating activities

Net cash used in operating activities was $14.2 million during the nine months ended September 30, 2014, which included a net loss of $15.5 million, non-cash items of $3.0 million, and a net increase in operating assets less liabilities of $1.7 million. The non-cash items consisted of share-based compensation expense of $1.8 million, depreciation and amortization expense of $1.2 million, and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $1.7 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included an increase in inventory of $1.1 million, an increase in accounts receivable of $480,000, and a decrease in accounts payable and accrued liabilities of $423,000, partially offset by an increase in deferred income of $191,000 and a decrease in prepaid expenses and other assets of $115,000. Inventory has been increasing in anticipation of growing revenue. The increase in accounts receivable primarily reflects increased revenue during the first nine months of 2014, as well as the timing of receipts. The decrease in accounts payable and accrued liabilities was largely due to payments in the first nine months of 2014 for royalties on intellectual property that were accrued for at December 31, 2013, as well as the timing of payments. The increase in deferred income relates to the growth in sales to our Japanese distributor and the decrease in prepaid expenses and other assets reflects the timing of certain payments.

Net cash used in operating activities was $5.7 million during the nine months ended September 30, 2013, which included a net loss of $5.3 million and non-cash items of $1.1 million, and a net increase in operating assets less liabilities of $1.5 million. The non-cash items included depreciation and amortization expense of $863,000, loss on the change in the fair value of warrants of $119,000, and share-based compensation expense of $77,000. The significant items in the net increase in operating assets and liabilities included an increase in prepaid expenses and other of $2.4 million, an increase in accounts receivable, net of $1.8 million, and an increase in inventory of $1.4 million, partially offset by an increase in accounts payable and accrued expenses of $3.0 million and an increase in deferred income of $1.2 million. The increase in prepaid expenses and other assets reflects the timing of certain payments and higher operating expenses due to growth in our business. The increases in accounts receivable and inventory were due primarily to the growth in our revenue. The increase in accounts payable and accrued expenses reflects higher operating expenses due to growth in our business. The increase in deferred income relates to the growth in sales to our Japanese distributor.

Investing activities

Net cash used in investing activities was $4.2 million and $1.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The higher net cash used in the nine-month period ended September 30, 2014 related primarily to $1.7 million used in the acquisition of Boulder, net of cash acquired. In addition, there was a $1.0 million increase in purchases of property and equipment in the period compared to the same period in 2013 and there was a $168,000 reduction in cash pledged as security in connection with our facilities leases in the nine-month period ended September 30, 2014 compared to the same period in 2013.

Financing activities

Net cash used in financing activities was $126,000 during the nine months ended September 30, 2014.

Net cash provided by financing activities was $7.4 million during the nine months ended September 30, 2013, consisting primarily of proceeds from a term loan of $6.0 million and proceeds from the issuance of preferred ordinary shares of $2.9 million, partially offset by the repayment of $1.5 million related to the cancellation of a revolving line of credit. Immediately prior to the Company’s IPO in November 2013, all outstanding preferred ordinary shares converted into ordinary shares.

Employees

As of September 30, 2014, we had 223 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Critical accounting policies

As a result of the Boulder acquisition, we have adopted the following critical accounting policies.

Business Combinations

For acquisitions meeting the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

When determining the fair value of tangible assets acquired, we estimate the cost using the most appropriate valuation method with assistance from independent third party specialists. When determining the fair value of intangible assets acquired, we use judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined by management using the assistance of independent third party specialists. The assumptions used in calculating the fair value of tangible and intangible assets represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different or impaired in the future.

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Under this method, we compare the fair value of the goodwill to its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others.

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of acquired in-process research and development, or IPR&D, related to our business combination with Boulder, which were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, our overall business strategy, and regulatory, market and economic environment and trends.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating ASU 2014-09 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, or ASU 2014-15. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. We do not expect that the application of ASU 2014-15 will have an impact on the presentation of our results of operations, financial position or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rates fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not changed materially from its exposure at year-end 2013 as described in Item 7A of the Company’s 2013 Form 10-K.

Item 4. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material pending legal proceedings. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of the Company’s 2013 Form 10-K.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: November 5, 2014	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2014	/s/	Richard M. Altieri
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Financial Statements *

*

Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.