Form 10-K
period 2014-12-31
Oxford Immunotec Global PLC
filed 2015-03-05
CIK 1586049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 2, 2015, there were 22,509,772 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Ordinary Shares held by non-affiliates was approximately $242,342,945.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	our history of losses, our ability to achieve or sustain profitability and our ability to manage our growth;

●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;

●

our ability to successfully develop and complete the acquired in process research and development, or IPR&D, program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all;

●	continued demand for diagnostic products for tuberculosis and the development of new market opportunities;

●	our ability to compete successfully and to maintain and expand our sales network;

●	decisions by insurers and other third party payors with respect to coverage and reimbursements;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare reform, on our business;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with SEC reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our license to sell our products around the world, including in countries such as China;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company and as an English company listing ordinary shares in the United States;

●	the volatility of the price of our share price, substantial future sales of our shares and the fact that we do not pay dividends; and

●	the impact of anti-takeover provisions under U.K. law and our articles of association.

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

Part I

Item 1. Business

Overview

We are a global, commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. Our proprietary T-SPOT®1 technology platform allows us to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our current development activities are principally focused on four areas: chronic infections, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive for the development of diagnostic tests because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. We believe the sensitivity of our T-SPOT technology platform, which can measure T cell and innate immune cell responses at a single cell level well position us to bring new insights into the diagnosis, prognosis and monitoring of immune-regulated conditions.

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for Tuberculosis (TB) infection. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received pre-market approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Our T-SPOT.TB test has been included in clinical guidelines for TB screening in at least 17 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT2, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

We have seven active development programs pertaining to new potential tests. Each program seeks to exploit our T cell or innate immune measuring technology, and these programs cover each of our four focus areas.

Our most advanced product in development leverages our T-SPOT technology platform to assess the strength of a patient’s cellular immune response to cytomegalovirus, or CMV, infection, assisting clinicians with monitoring anti-viral prophylaxis and evaluating patients at risk from CMV disease. We expect to complete development of our T-SPOT.CMV assay as a laboratory developed test, or LDT, in the United States, and to CE mark the test in Europe, in the first half of 2015. We are currently conducting two pivotal clinical studies to provide the evidence needed to drive adoption and acceptance by the medical and payor communities of this test. We expect to have the results of these studies in 2016.

Our second product in development is our T-SPOT.PRT (Panel of Reactive T-cells) test. This test, also based on our T-SPOT technology platform, assesses T cell responses to foreign tissue as a means of better informing organ rejection risk in current or potential transplant recipients. We expect to complete development of our T-SPOT.PRT assay as an LDT in the United States, and to CE mark the test in Europe, in the second half of 2015. We are currently conducting a pivotal clinical study to provide the evidence needed to drive adoption and acceptance by the medical and payor communities of this test. We expect to have the results of this study in 2017.

Our development pipeline also includes an assay to assess the overall competence of a transplant patient’s immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, as well as informing the efficacy of biologic therapies; and a program to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development.

We believe the annual global market opportunity for our T-SPOT.TB test is well in excess of $1 billion, assuming we can largely displace the Tuberculin skin test, or TST, in the developed world. We believe the global market opportunity for our products directed to transplantation and autoimmune-inflammatory disease to be in excess of $2 billion, although our market sizing estimates remain preliminary. We have not yet sized the market opportunity for our technology in immune-oncology given the early stage of this program.

1 “T-SPOT®,” “T-Cell Xtend®,” “Oxford Diagnostic Laboratories®,” “ODL®,” “SpiroFind®”, the Oxford Immunotec logo, our laboratory logo and other marks are our trademarks. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

2 CPT is a registered trademark of the American Medical Association.

We are a global business with 240 employees, including sales and marketing teams on three continents, and laboratories in the United States and the United Kingdom. In 2014, we sold to customers in over 50 countries and derived 54% of our revenue from outside the United States. Our current customer base includes more than 1,100 active customers, consisting of hospitals, public health departments, commercial testing laboratories, importers and distributors.

Tuberculosis

Tuberculosis is a common and, if not properly treated, potentially lethal infectious disease caused by a bacterium called Mycobacterium tuberculosis. When an individual with active TB disease of the respiratory tract coughs, sneezes, yells or spits, respiratory fluid droplets that contain M. tuberculosis are expelled into the air and can infect others. TB typically infects the lungs, but the lymph nodes, kidneys, brain and bones may also be infected. Within two to ten weeks of the original infection, a specific T cell immune response usually develops. This immune response prevents further multiplication and spread of the TB bacteria. Individuals who have a successful T cell immune response will still have live bacteria in their body and are considered to have latent Tuberculosis infection, or LTBI. Those with LTBI are asymptomatic and are not infectious; however, each person with LTBI has a 10% chance, on average, of progressing to active TB disease over his or her lifetime.

TB is considered to have progressed to active TB disease when the body is unable to effectively control the replication of the TB bacteria and their growth causes damage to the body. This risk of progression to active TB disease is significantly elevated among individuals with weakened immune systems, such as smokers, those with human immunodeficiency virus, or HIV, or diabetes or those on drugs that suppress the immune system (e.g., those taking biologic therapies for autoimmune disease or those undergoing immune suppression post-transplantation). When a person develops active TB disease, the symptoms, including coughing, chest pains, weakness, weight loss, fever and night sweats, may be mild for many months. This can lead to delays in seeking care, which can result in transmission of the bacteria to others. As the disease progresses, the person may develop symptoms that can become increasingly worse. Without proper treatment, up to two thirds of people with active TB disease will die.

According to the World Health Organization, or WHO, approximately one-third of the world’s population, over two billion people, is infected with M. tuberculosis. This represents an enormous population of infected persons at risk of progressing to active TB disease. Despite the availability of an effective treatment, TB is one of the leading causes of infectious disease death worldwide. In 2013, the WHO estimated that approximately 9.0 million people contracted active TB disease, of which approximately 1.5 million people died. TB is a leading killer of people living with HIV, causing one quarter of all deaths in that population. Although TB rates are declining slowly across the world, even in the developed world, current screening and management tools have failed to eliminate the disease. For example, in the United States an estimated 11 million people have LTBI, which acts as a constant source of new infections. In addition, new cases of TB commonly arise from immigration and from travel to and from countries with higher incidence of TB.

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

•

Finding and treating active TB disease.    Although TB is typically a curable disease when treated with the standard multi-month regimen of potent antibiotics, diagnosing active TB can be problematic. For instance, TB symptoms are often non-specific and/or confused with other diseases, causing delays in seeking and receiving appropriate medical diagnosis. In addition, traditional diagnostic tests for active TB disease are imperfect. Delays in diagnosis result in increased morbidity and mortality and worsen the spread of TB infection, as people with active TB disease can infect as many as 10 to 15 people per year. The emergence of drug-resistant TB strains is a growing problem, as they make treatment with standard anti-TB drugs more difficult and in some instances, where resistance is present to all front-line drugs, the mortality rate exceeds 50%.

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

Our T-SPOT.TB solution

Our T-SPOT.TB test is a highly sensitive and specific, single-cell based method for identifying TB infection. It is a single-tube blood test that directly measures antigen-specific T cells that indicate TB infection.

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

Our ODL service is typically comprised of the following steps:

•	The customer draws a blood sample and places it in a pre-paid, re-usable, specialized shipping container that we provide, along with a completed test requisition form.

•	The sample is picked up by our designated courier (although customers can also drop off samples themselves to courier locations) and shipped overnight.

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

We have developed our next generation T-SPOT.TB test, which incorporates automation at every step of the test, and it is now validated for use in our Memphis ODL facility. Automation will make the test less costly to run at our own ODL facilities in Memphis, TN and Oxford, UK. Our kit customers may likewise benefit from this fully automated solution for their T-SPOT.TB test needs.

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

Our T-SPOT.TB strategy

Our objective is to increase adoption of our T-SPOT.TB test for screening and detecting persons infected with TB infection. To achieve this objective, our strategy is to:

•

Accelerate our penetration into proven market segments in the United States. We intend to continue to invest in our direct sales and customer service teams to increase our capacity to cover the hospital and public health segments, which have primarily supported our success to date. In addition, we expect to continue building upon our marketing and medical education programs to increase awareness and understanding of the advantages of our T-SPOT.TB test over the TST, including by leveraging scientific publications, such as the SWITCH study results.

•

Expand into other market segments in the United States. We intend to increase our presence in other market segments where feasible, including physicians’ offices, universities, chronic care facilities and the military. We are building a direct sales team and investing in marketing activities targeting physicians’ offices.

•

Expand our commercial presence outside the United States. We intend to continue making investments to expand our sales presence and marketing teams, particularly in Europe and Japan. In 2014, we opened an office in Shanghai, China and intend to establish a presence in select additional geographies to accelerate test adoption in countries where we already have regulatory approval.

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

•

China. We obtained initial approval for our T-SPOT.TB test from the China Food and Drug Administration, or the CFDA, in 2010. Consistent with CFDA re-registration requirements, we secured re-registration of our test in 2014, which will remain effective until 2019.

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

These data, which were generated in controlled studies under strict regulatory standards, demonstrate that our T-SPOT.TB test is able to detect TB infection with high accuracy. In addition, our T-SPOT.TB test has also been validated in approximately 400 peer-reviewed publications in scientific journals.

Guidelines for TB testing

We believe that clinical guidelines, which are recommendations issued by national medical societies or public health bodies, are a driving factor in a clinician’s decision to use a specific diagnostic test. Our T-SPOT.TB test is included in clinical guidelines for TB screening in at least 17 countries, including the United States, several European countries, and Japan.

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

In recent years, the use of IGRAs has been increasingly recommended. For example, key recommendations contained in the CDC’s 2010 guidelines are as follows:

•	An IGRA may be used in place of a TST in all situations in which the CDC recommends TST as an aid in diagnosing TB infection.
•	An IGRA is preferred for testing persons from groups that historically have low rates of returning to have TSTs read.
•	An IGRA is preferred for testing persons who have received BCG (as a vaccine or for cancer therapy).
•	A TST is preferred for testing children under the age of five, though use of an IGRA in conjunction with a TST has been advocated by some experts to increase diagnostic sensitivity in this age group.

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

Market segments and revenue mix

We have a geographically diversified business. In 2014, 54% of our revenue was derived outside the United States and 46% inside the United States.

Our U.S. business derived 96%, 96% and 95%% of revenue from our service offering (as opposed to kit sales) for the years ended December 31, 2014, 2013, and 2012, respectively. The growth in our service offering reflects our experience that U.S. customers prefer to send out for IGRA tests than run them in-house. We categorize the U.S. market into four main areas:

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

•

Public & student health. We estimate that there are 1.5 million tests performed by public health and student health accounts across the United States each year. This test volume is made up of testing foreign born students attending U.S. schools and colleges, contacts of infectious TB patients, refugees and other immigrants and testing conducted in public health clinics, which covers testing for a wide variety of purposes. Testing in this segment is primarily non-reimbursed and thus subject to negotiated prices, although there are some testing populations in this segment that are covered by third-party payors. We currently collect approximately $50 per test for this segment. We therefore believe that this segment has a total annual value of approximately $75 million.

•

Physicians’ offices and clinics. We estimate that there are 7.3 million tests performed in physicians’ offices and clinics across the United States each year. This test volume is made up of testing of various high-risk groups, including HIV patients, rheumatology patients and those undergoing immunosuppressive treatment regimens. Testing for these patients is typically reimbursed by Medicare, Medicaid and third-party commercial payors. Based on our experience to date with billing these payors, and our Medicare national limitation amount of approximately $102 per test, we believe that we may be able to collect as much as $75 to $95 per test performed in this segment. Taking the mid-point of this estimate, this segment could have a potential annual value of approximately $620 million.

•

Other. We estimate that each year there are 6.0 million tests performed in various other settings, including military installations, correctional facilities and nursing homes. This test volume is made up of testing various groups, including military personnel, prisoners and prison workers, and residents and workers in long-term care homes. Reimbursement coverage and mechanisms vary based on the tested population. Because of our limited experience in this segment to date, we cannot currently estimate the potential annual value of this segment.

Currently, we derive the majority of our U.S. revenue from the hospital and the public and student health segments.

Our business outside the United States represents a total potential market of over 28 million tests annually. 91%, 90% and 83% of our revenue from outside the United States came from sales of kits and associated accessories, as opposed to service offering revenue, for the years ended December 31, 2014, 2013 and 2012, respectively. We, either directly or through our distributors, sell our testing kits primarily to hospital laboratories and commercial testing laboratories that perform the tests and provide test results to the ordering clinicians. Test prices are negotiated with each of our customers.

Funding and reimbursement

The funding and reimbursement structures for LTBI testing vary among countries, as discussed in more detail below.

United States

In the hospital, public health and student health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these institutions according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement from governmental payors and/or private insurers is often available to cover the cost of our T-SPOT.TB test.

CPT codes are used by payors to identify services provided to patients and determine the appropriate level of reimbursement for such services. As such, obtaining a CPT code for a particular service facilitates payment to the provider. We applied for and were successful in obtaining a unique CPT code to cover our T-SPOT.TB test (code 86481), which became effective in January 2011. The reimbursement amount of this code was initially linked to CPT code 86480. We appealed this decision on the basis that our T-SPOT.TB test uses a different methodology and that this leads to differentiated clinical outcomes to the test covered under code 86480. Our appeal was successful and in January 2012 the reimbursement amount for code 86481 was increased by 22%. The current CMS national limitation amount for 86481 is approximately $102. We have a national coverage determination for our CPT code 86481 from Medicare, which means we are able to obtain Medicare reimbursement nationally. Individual state agencies establish reimbursement levels for Medicaid. Our T-SPOT.TB test is currently reimbursed by Medicaid in 47 states and the District of Columbia, and our Oxford Diagnostic Laboratories®, or ODL®, facility is an enrolled provider with Medicaid in 42 states. Based on our experience to date, we believe the majority of insurers deem our test medically necessary and, therefore, cover our test.

There are a number of other segments of the U.S. TB screening market, such as correctional facilities, military personnel, university students and chronic care facility residents. We believe that funding varies within and among these segments, encompassing both funding from institutional budgets and from third-party payors.

Outside the United States

Although outside the United States we primarily negotiate pricing directly with our customers, our prices are influenced to some degree by the mechanism and level of funding our customers receive for testing for TB infection. The funding mechanisms for selected countries are explained below.

Japan. IGRAs are listed on the clinical lab fee schedule in Japan (code D015-25), which attracts a reimbursement level of ¥6,300 per test (or approximately $53 per test based on a foreign currency exchange rate of $0.00836/¥). We believe that this reimbursement code covers all patient testing done in hospitals and clinics. There also exists a mechanism to partially reimburse public health entities for IGRA testing from central government funds.

China. In China, test pricing is regulated by provincial and municipal government bodies. These bodies determine the price at which a test can be charged to the test recipient. To date, pricing approval has been granted for our T-SPOT.TB test in five provinces/municipalities. We believe that certain hospitals (e.g., military hospitals) fall outside of this formal pricing approval, in which case the test is funded from hospital budgets.

United Kingdom. No formal centralized reimbursement mechanism for diagnostic tests exists in the United Kingdom. Instead, the testing is funded from institutional budgets whether we sell kits or our service offering.

Germany. Outpatient testing is covered in Germany under the “EBM” reimbursement system. A code for IGRAs was established in January 2011 (Code 32670), which qualifies for reimbursement of €58 per test (or approximately $70 per test based on a foreign currency exchange rate of $1.21548/€). In addition, the cell-purification step inherent in our T-SPOT.TB test methodology can also attract an additional €10.40 per test (or approximately $13 per test at the same exchange rate) in reimbursement. Testing that is not eligible for EBM reimbursement (e.g., inpatient testing and public health testing) is typically funded from institutional budgets.

Sales, marketing and distribution

We currently market our T-SPOT.TB test directly in the United States, Northern Europe and Japan. Outside of these territories, we have contracted with distributors who market and sell our test. In countries where we have a direct presence, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with clinicians, nurses, administrative staff, laboratories and other groups who are involved in the implementation of TB screening programs. Our goal is to educate these groups about the medical, logistical and economic benefits of switching from the TST to our T-SPOT.TB test. Our customer service staff and technical experts are also involved in the practical training of customers to perform and order our T-SPOT.TB test as well as answering customer questions. These teams are supported by marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities.

Our approximately 35,000 square foot U.S. ODL facility is located in Memphis, Tennessee, approximately ten miles from the FedEx global headquarters and sorting facility. We use FedEx as our courier for samples in the United States and have negotiated discounted shipment rates that our customers are able to take advantage of via our pre-paid specialized shipping containers. We believe that our location gives our laboratory the competitive advantage, being able to access almost all parts of the continental United States with a patient-to-lab time of typically less than 20 hours. In addition, we believe it gives us market access and convenience advantages because customers can use our service wherever there is a FedEx pick-up or drop-off location. Further, as we typically receive the majority of our packages from FedEx’s sort facility at 4 a.m., Memphis time, each morning we are able to achieve turnaround times that we believe are substantially quicker than other competing laboratories. Our U.S. ODL facility is College of American Pathologists accredited and has obtained the necessary Clinical Laboratory Improvement Amendments, or CLIA, registrations to accept samples from all 50 states.

Our U.K. ODL facility is located in an approximately 3,500 square foot laboratory facility in Abingdon, England. We use DX, which is the same courier used by U.K. National Health Service institutions, as our primary courier in the United Kingdom. Our U.K. lab is accredited to the ISO17025 quality standard. See “—Laboratory certification, accreditation and licensing” below.

Our technology platform

The immune system consists of three primary branches: innate immunity, humoral (or B cell based) immunity and cellular (or T cell based) immunity. Our proprietary T-SPOT technology platform allows us to efficiently measure marker-specific T cell and innate immune responses at a single cell level and thereby inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions.

We employ a proprietary quantitative method to detect antigen-specific cells releasing immune messenger molecules, called cytokines, released by effector T cells or innate immune cells. In relation to effector T cells, our technology is designed to selectively measure responses from this subtype of T cells because they are primarily present when active, replicating pathogens are inside the body, as opposed to other T cell subtypes that may be present long after an infection has been cleared from the body. For diagnosis and monitoring applications, it is more relevant to be able to measure the immune response associated with the current infection rather than the immune response associated only with past, cleared exposure.

The principles of our T-SPOT assay system are shown in Figure 1.1 below, using blood as the body fluid in the example.

Simplistically, the technology starts with a blood sample obtained through a standard blood collection tube from which white blood cells, or WBCs, are separated. The cells are quantified and placed into specially designed plates where they are challenged with antigens specific to the disease under study. We then use chemistry to allow us to visualize those WBCs which react to the antigen, resulting in a spot on the bottom of the plate, corresponding to the footprint of an individual reacting WBC. Finally, we use an automated image analysis system to identify and count each of these spots, to give a quantitative readout.

Figure 1.1 T-SPOT technology

Key features of this assay method that give it technical advantages over other platforms include:

•

High analytical sensitivity. Our analytical method measures responses of T cells and innate immune cells at a single-cell level, which allows high analytical sensitivity. We are able to reliably detect specific cell responses at frequencies of 1 per 50,000 WBCs or less.

•

Application to other diseases and conditions. By altering the target-specific antigen used in our T-SPOT assay, we can direct our technology platform to detection of different diseases or conditions where T cell or innate immune function is involved. Our proprietary methods can be used to visualize cytokines other than IFN-ã and our methodology can be and has been successfully applied to other body fluids. This provides us the ability to detect cell responses not just in the bloodstream, but also from T cells and innate immune cells that have migrated to sites of disease.

•

Low background noise. Our cell separation procedures ensure that subsequent steps of the process start with a purified and clean sample. Our assay system therefore has a low background noise that is essential for the detection of weaker responses, which is critical in many applications, including screening for TB infection.

•

Standardization. We standardize the number of WBCs added to each well, which ensures that variations in WBC numbers, such as those caused by disease or immunosuppression, are eliminated prior to starting the assay. This is particularly relevant in populations with lower numbers of WBCs, such as HIV patients and other immunocompromised groups, including transplant patients. In addition, standardization of the number of WBCs is important to establish a stable baseline against which to validly compare longitudinal measurements within an individual. This standardization is thus important for disease monitoring indications.

•

Ability to ship blood samples overnight. We believe our intellectual property position that covers both positive and negative selection to stabilize a fresh blood sample gives us an advantage in that we can ship blood overnight and automate the cell separation step of the assay. We believe this allows for much easier adoption of our technology, as customers do not need to go through labor-intensive freezing protocols prior to shipping samples and widespread access to the test can be accomplished without the need for a suitable local lab to run the test. In addition, overnight shipment allows the centralization of samples in a single testing facility, such as our ODL facilities, which can yield cost savings through economies of scale and gives us the advantage of building direct relationships with the individuals and organizations who order the tests. Finally, automation reduces overall costs in running the tests for both us and our customers.

•

Designed to be incorporated in standard clinical practice. The sample collection process is designed to be easy to perform in a wide variety of clinical settings using a standard blood draw. By using industry-standard sample collection procedures, we believe our T-SPOT.TB test and subsequent assays we develop using our T-SPOT platform will be accessible to a wide variety of customers.

Our platform relies in part on our patented method for stabilizing blood samples to allow them to be processed after they have been shipped overnight. This method involves the removal of contaminating granulocytes from the shipped sample to rejuvenate it prior to processing. Granulocytes are a normal component of whole blood. However, once blood is removed from the body, granulocytes start to progressively decay, which can cause contamination of the WBC components of interest. In addition, decaying granulocytes release chemicals that can suppress cytokine secretion, further reducing test sensitivity. By removing granulocytes prior to starting an assay, we restore the sample to the same composition and function as a fresh sample.

Historically, we have commercialized our blood stability technology through the use of our T-Cell Xtend reagent in conjunction with our assay methodology. The T-Cell Xtend reagent is an antibody complex that binds granulocyte cells to red blood cells, thereby ensuring that they do not contaminate the WBC components used in our assay. By using the T-Cell Xtend reagent, we can test blood samples that have been shipped and/or stored for up to 32 hours before processing commences. We have also recently validated an alternate blood stability process that leverages our patented method while allowing for automation of initial cell separation. Specifically, we have developed a process using magnetic bead technology to positively select the blood cells needed for our test. Magnetic bead technology will be used in our next generation T-SPOT.TB test.

The blood stability processes covered by our patent address the significant process limitation inherent in some laboratory tests that require a fresh blood sample for the assay. When this requirement exists, the diagnostic test may not be accessible for many subjects unless a local laboratory is available and able to quickly process the sample. An alternative approach is sometimes employed in which blood samples are carefully frozen before shipment to a laboratory. We believe this approach is impractical in regular clinical use, particularly when a large volume of samples is involved, and reduces sample quality. Our patented processes address this problem without the need for freezing the blood. Specifically, our solutions do not require the customer to do anything to process blood samples prior to shipment, making them practical for routine clinical use and significantly broadening the potential market for certain diagnostic tests.

We also employ proprietary manufacturing processes and protocols designed to cost-effectively and reliably produce key elements of our T-SPOT technology, including the process for coating microtiter plates with cytokine antibodies, such as IFN- ã antibodies, and our quality control testing procedures. Further, we have developed proprietary methods designed to achieve rapid throughput in assay performance. These methods involve specific protocols throughout the assay process.

As scientific knowledge increases regarding the potential utility of measuring T cell and innate immune cell function to inform disease diagnosis and outcomes, we expect to have further opportunities to develop tests for various immune-regulated conditions, including those presently in our development pipeline. We believe our technology platform will provide us with significant competitive advantages in this effort and enable us to become a leader in the field of immunology diagnostics.

Research and development

Our research and development efforts are focused on developing new diagnostic tests that use our quantitative T cell measurement technology, in addition to building on the innate immune system technologies acquired from Boulder Diagnostics, Inc., or Boulder.

Our focus

Our research and development activities focus on developing and commercializing proprietary tests for the management of immune-regulated conditions. Large populations of patients have immune-regulated conditions that are often chronic conditions requiring active management through monitoring. These conditions also tend to be characterized by a wide variation in presentation and disease progression and expensive therapies. Testing that allows better categorization of patients and yields insights into the most likely successful treatment path facilitates more personalized medicine, directing therapies to patients in whom they are more likely to work and saving healthcare dollars.

Understanding immune-regulated conditions requires interrogation of the immune system. The human immune system is composed of three principal branches: innate immunity, cellular (T cell) immunity and humoral (B cell) immunity. Cellular and humoral immunity comprise the adaptive immune system. The majority of diagnostic tests available today focus only on antibody testing, which is one component of only the humoral immune system. Development of tests targeting T cells and the innate immunity system offers opportunities to aid the diagnosis, prognosis and monitoring of immune-regulated conditions. Our research and development efforts will continue to focus on utilizing our proprietary T cell and innate immunity technologies to bring new diagnostic tools to market to aid clinicians in diagnosing and managing immune-regulated conditions.

Immune-regulated conditions encompass a broad spectrum. We are focused on four principal areas: chronic infections, transplantation, autoimmune and inflammatory disease and immune-oncology.

● Chronic infections where progression is dictated by the strength of the patient’s immune system are often called latent or opportunistic infections. Examples are infections such as TB and CMV, which are carried for long periods of time but may reactivate into disease at any point when the immune system is no longer keeping the infection under control. Persons with weakened immunity – including HIV patients, transplant recipients, and users of biologic therapies – are at particular risk.

● In transplantation, the success of the transplant depends on the accommodation of the donor organ by the host immune system. Extensive immune suppression accomplishes this goal but requires careful modulation to balance the considerable side-effects of immune suppression with rejection risk. Given the high demand for donor organs, strategies to maximize graft survival and to predict rejection events are necessary to improve patient care.

● Autoimmune and inflammatory diseases affect approximately 10% of Americans and include rheumatoid arthritis, systemic lupus erythematosus and Crohn’s disease. These conditions present in wide variation and take multiple progression pathways. Tools that can better categorize patients and allow practitioners to tailor therapies to meet the individual needs of patients may improve the quality of care while simultaneously reducing healthcare costs.

● Cancer is at a simplistic level an immunological disease. The patient’s T cells either do not recognize the tumor as foreign or the tumor successfully down-regulates the T cells. New immune-oncology cancer therapies focus on increasing the efficacy of the body’s own immune system to fight the tumor. We believe that diagnostic tools that measure the status of the anti-tumor immune response have the potential to guide therapeutic drug development as well as inform treatment decisions.

Our pipeline

We have seven programs in active development, each directed to one of our four areas of focus. Our most advanced program is the T-SPOT.CMV assay, a test to measure the immune response to CMV infection. Our next program is the T-SPOT.PRT assay, which helps to inform organ rejection. The T-SPOT.ICA assay is an immune-competence assay that like our T-SPOT.CMV and T-SPOT.PRT assays is directed to the transplant space. We have three products targeting the autoimmune and inflammatory disease area: our SpiroFind assay, targeting Lyme disease; GoutiFind, targeting gout; and Stratokine, targeting efficacy of biologic therapies. Finally we have an early stage immune-oncology program through which we are investigating the use of T-SPOT technology platform in cancer immunotherapy. We discuss each development program in brief below.

Transplant Products

Over 150,000 transplants were conducted in 2011, distributed roughly equally throughout the world with 29% in the United States, 34% in Europe and 37% in the rest of the world. Kidney and human stem cell transplants form the majority of the market. The majority of transplants are performed in hospitals or clinics specializing in organ or stem cell transplant, presenting a fairly concentrated sales call point. Our three products currently in development targeting the transplant market are T-SPOT.CMV, T-SPOT.PRT and T-SPOT.ICA.

Our T-SPOT.CMV assay assesses the strength of a patient’s cellular immune response to CMV, giving an indication of likely susceptibility to CMV infection. CMV is a chronic persistent infection and an opportunistic pathogen. It is present in up to 90% of the human adult population, most of whom successfully control its progression through their T cell response. For those with weakened immune systems such as transplant recipients, however, CMV presents a significant source of morbidity. Our T-SPOT.CMV test is directed to measurement of the strength of the T cell response to CMV and, therefore, may be a useful aid in evaluating a patient’s risk from CMV disease.

Our T-SPOT.PRT assay measures the functional response of an organ recipient’s T cells to a panel of antigens representing foreign tissue types. Present test methods directed to assessing the likelihood of graft rejection focus only on antibody mediated rejection. Graft rejection often involves the activation of T cells. Our test is directed to inform the risk a T cell mediated rejection both pre- and post-transplant, potentially allowing clinicians to reduce rejection events and adjust immunosuppression consistent with the patient’s T cell response to the graft.

Finally our T-SPOT.ICA assay measures the competence of T cells, with the goal of providing a score that is tracked over time to evaluate the functional strength of the T cell immune system. This test quantitatively assesses the degree of T cell suppression as a result of immunosuppressive therapies or other immunodeficiency. In the context of transplantation, while immunosuppression is necessary to reduce the risk of graft rejection, too much immunosuppression risks significant long and short term side effects, including nephrotoxicity, life-threatening infections (like CMV, Epstein-Barr virus and BK Virus) and cancer. By measuring overall competence of T cells, this test may provide clinicians with additional tools to manage immunosuppression while also providing greater insight into effective therapies, resulting in better outcomes and cost savings. The T-SPOT.ICA assay may also have utility in the field of immune-oncology.

We estimate the current market for our T-SPOT.CMV, T-SPOT.PRT and T-SPOT.ICA tests to be in the range of $500 million to $900 million.

Autoimmune and Inflammatory Disease

We have three assays in development in the area of autoimmune and inflammatory disease, each of which we acquired from Boulder in 2014. These assays interrogate the innate immune system.

The first assay, presently referred to as SpiroFind, targets Lyme disease, a disease that affects approximately 300,000 Americans annually and has been reported in 80 countries. Lyme disease is caused by exposure to Borrelia burgdorferi commonly in the form of an insect bite, most commonly a tick bite. Lyme disease presents with a host of symptoms mimicking other diseases and, therefore, constitutes a unique challenge for clinicians. Current Lyme disease tests take weeks to demonstrate positivity, lack sensitivity and cannot distinguish between new infection and prior infection. Our assay in development may provide both an earlier diagnosis and the ability to differentiate re-infections from prior exposure.

The second assay targets gout, an inflammatory disorder that usually presents with an acutely swollen painful joint, typically the big toe. While fine needle aspiration of the joint and identification of typical monosodium urate crystals under polarizing microscopy confirm the diagnosis, the procedure is painful and not well suited for many primary care physician offices. Our test is a simple blood test, presently named GoutiFind, that may allow early diagnosis and better inform therapies by measuring the strength of the underlying uric acid induced inflammation.

Our final assay in this area targets the selection of the most appropriate immune-modulating biologic therapies for patients. Biologic therapies are increasingly prescribed for various autoimmune and inflammatory diseases such as rheumatoid arthritis, psoriasis, ulcerative colitis and Crohn’s disease, often with no means of knowing if the chosen therapy will be effective. Our Stratokine test is an immune profiling assay that interrogates cytokine pathways to identify most and least active response pathways allowing better selection of the biologic therapy.

Immune-oncology

Our work in the area of immune-oncology remains in the early stages as we explore the areas of utility of our T-SPOT platform in the context of cancer immunotherapy. In addition to evaluating use of our platform in connection with the development of vaccines or therapies targeting specific cancer cell surface antigens, we are also investigating use of our technology in connection with adoptive T cell therapy and checkpoint inhibitors. As our research in this area progresses, we will be refining our focus with the goal of optimizing the commercialization of our T-SPOT platform in the immune-oncology space.

Our research and development expenses were $7.0 million, $2.1 million, and $1.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The intellectual property relating to our T-SPOT.TB test that we own or license includes 12 issued U.S. patents, more than 20 issued patents in other jurisdictions, four pending U.S. patent applications and five pending patent applications in other jurisdictions, as well as registered trademarks, proprietary manufacturing processes and protocols, and proprietary methods directed towards achieving rapid throughput in assay performance.

Our owned and licensed patents

The table below identifies the patents and pending patent applications we own or to which we have license rights that relate to our T-SPOT.TB test.

Patent and patent application numbers(1)	Form of rights(2)	Expected expiration date	General description of subject matter
US 7,575,870, US 8,617,821, US 14/090,221*, EP 941478, JP 4094674, AU 728357, CA 2,272,881	Owned(3)	November 2017	Methods, including use of ELISPOT technique, to detect and quantify in vitro effector T cells that respond to pathogen specific antigen stimulation with the release of interferon-gamma
EP 2084508, CN 101529221, US 13/253,598*, JP 2009-530943*, JP 2013-257625*, AU 2007303994, CA 2,665,205*, IN 2165/DELNP/2009*	Owned	October 2027	Methods of improving stored blood sample stability by removing granulocytes
US 7,115,361	Owned(3)	December 2019	Method and kit for detecting TB specific T cells following stimulation with antigen peptides
US 7,632,646, US 7,901,898, US 8,216,795, US 8,507,211 US 13/940,758*, EP 1144447, JP 4633931, ZA 2001-3356	Owned(3)	November 2019	Composition, method and kit for diagnosis of TB using peptides from ESAT-6
US 6,290,969, US 8,084,042, EP 1203817, JP 4324597, CN 1117149, AU 727602, CA 2,653,566, ZA 9607394, and a number of other countries	In-licensed from Statens Serum Institut	September 2015 (US) August 2016 (other jurisdictions)	Composition and method of making an isolated polypeptide of TB specific protein CFP10
US 5,955,077	In-licensed from Statens Serum Institut	September 2016	Composition and sequences of TB polypeptide antigen ESAT-6 and uses in diagnosis of TB
US 7,579,141, US 8,021,832, US 14/201,308*, EP 1214088, EP 2087906*, JP 4820489, AU 773268, CA 2,372,583	In-licensed from Rutgers, The State University of New Jersey	May 2020	Methods of in vitro diagnosis utilizing the T cell response to CFP10 to distinguish between exposure to TB and BCG vaccination

*	Reflects pending patent applications

(1)

Where we have rights to patents granted by the European Patent Office, or the EPO, the patents have been validated in numerous countries in Europe, which vary by specific patent but typically include at least the United Kingdom, Germany and France.

(2)	For a discussion of the terms of the licenses referenced in this table, please see “—Our license and assignment agreements” below.

(3)

These patents were assigned to us by Isis Innovation Limited in November 2013. For a discussion of our ongoing payment obligations to Isis Innovation Limited and other rights related to these patents, please see “—Our license and assignment agreements” below.

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

The inventions claimed in our patents and patent applications relating to removal of granulocytes from stored blood samples may also have applications in relation to other diseases, conditions or situations where blood samples cannot be tested soon after the blood draw. This proprietary method to improve the stability of stored blood enables our service offering as it allows for overnight shipment of blood samples. Our next generation T-SPOT.TB test leverages this patent.

We have also licensed certain patent rights that we believe may assist us to develop future diagnostic tests, particularly in the transplant and autoimmune fields. The expected expiration dates of these patents range from March 2018 for three issued U.S. patents to which we have non-exclusive rights to May 2027 for pending patent applications to which we have exclusive rights for in vitro diagnostics measuring immune status in humans related to organ transplantation, graft versus host disease and autoimmune disease. We also have licensed certain patents related to the technology acquired from Boulder that may provide coverage for future diagnostic tests beyond 2030. We can give no assurance that any of our current or future research and development programs will result in the development and validation of any diagnostic test.

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

We have royalty obligations under each of our license agreements and also have payment obligations, measured in part based on our sales levels, under the terms of the assignment agreement by which we acquired rights to certain of the patents we currently own. For ease of presentation in this Annual Report, we include all payments measured by sales levels as royalty obligations. Our royalty obligations are calculated on our net sales, the definition of which varies by agreement and typically results in a lower effective royalty rate on our service revenue than on sales of our kits. Currently, our aggregate royalty burden under all license and assignment agreements, as a percentage of gross product and service revenue, is in the low double digits. Under one of our license agreements, we are responsible for paying, or contributing to, patent prosecution and maintenance costs. Both of the license agreements related to our T-SPOT.TB test and our assignment agreement impose diligence obligations on us. These obligations include certain requirements relating to the pursuit of clinical development and commercialization of licensed products in various markets worldwide. We believe we are in compliance with such obligations.

Isis Innovation Limited (Isis)

In connection with our initial public offering, we entered into an assignment agreement with Isis, pursuant to which various patents we previously licensed from Isis were assigned to us. We have ongoing obligations under the assignment agreement to make payments to Isis until the patents expire and to continue to extend license rights to the University of Oxford, its employees, students, agents and appointees to use the technology for academic and research purposes. Our rights under the patents assigned to us by Isis are subject to various grants of license rights, including (i) a license back to Isis to maintain a pre-existing license for research use only, (ii) a pre-existing grant to a third party of non-exclusive rights under the patents covering a field of two infectious diseases, (iii) a pre-existing grant to a third party of non-exclusive rights under the patents limited to the licensee’s internal use to monitor vaccine response, and (iv) a pre-existing grant to a third party of non-exclusive rights under some of the patents with the right to sublicense, limited to use with ESAT-6 and CFP10 antigens, and excluding use of the ELISPOT technique for diagnosis and monitoring of TB infection, disease or therapy. We do not believe this third party has granted any sublicense rights as of December 31, 2014.

The amount we pay to Isis for our royalty obligation is equal to a royalty rate in the low single digits and we expect this rate to be reduced for certain of our sales after the expiration of certain specified patents, which we believe will be in late 2017. Our aggregate royalty obligation payments to Isis through December 31, 2014 have been $1.3 million. Our royalty obligations to Isis will cease when there are no valid patent claims still in force.

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

Previously, we made a number of milestone payments due under the license to SSI, although no future milestone payments are required. We pay royalties in the Euro currency at a rate between 10-20% of net sales, as defined in the agreement, subject to minimum annual royalty payments, which vary by territory. Through 2019, we may be required to make minimum royalty payments for three territories in aggregate amounts of $3.7 million, $4.4 million, and $3.0 million. The license agreement provides that royalty obligations continue after the expiration date of licensed patents for a period of four years at a single digit royalty rate. Our aggregate payments to SSI through December 31, 2014 for milestones and royalties, including minimum royalties, have been $10.7 million.

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

We must make semi-annual royalty payments to Rutgers. Although the agreement contains minimum royalty obligations, the amount of royalties due based on our actual sales has exceeded the minimum for a number of years and we expect our obligations will continue to exceed the minimum for the duration of our royalty obligations. We pay a royalty rate in the low single digits. Our aggregate payments to Rutgers through December 31, 2014 for signing fees, annual fees, milestones and royalties, including minimum royalties, have been $2.6 million. Our royalty rate may be reduced, depending on the outcome of an European Patent Office, or EPO, opposition appeal and could also be reduced if Rutgers grants another license to the technology covering an ELISA format. See “Risk factors—Risks related to our intellectual property.” Our royalty obligations to Rutgers will cease when there are no valid patent claims still in force covering licensed products or assays. Previously, we made a number of other payments to Rutgers for license issue fees, annual license fees and milestone payments. No such future payments are required under the license.

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

As part of our T-SPOT.TB test, we use a proprietary formulation of peptides which we believe is important to the accuracy of our test. Further, we have devoted substantial time and resources to the development of processes and techniques that have resulted in cost reductions in our test manufacture and in assay performance in our service laboratories. In our ODL facilities, we have streamlined the workflow process in our laboratories to allow for rapid throughput, which reduces labor costs and reduces the time we take to provide test results to our customers. In addition, we have developed and validated automated solutions for the assay process, including proprietary protocols for maximizing efficiencies garnered from the automation equipment. These methods are useful in our T-SPOT.TB test, and will be applicable to future tests we may develop using our T-SPOT platform. We believe the manufacturing process and assay performance efficiencies we have developed and employ could not easily or quickly be developed by others.

Manufacturing and laboratory facilities

Our T-SPOT.TB test is generally manufactured by us from materials we obtain from a limited number of suppliers. We manufacture our product at our U.K. corporate headquarters in Abingdon, England, where we currently lease approximately 6,937 square feet of laboratory space, including the space dedicated to product manufacturing. Our manufacturing facility is certified to ISO 13485 and ISO 90001. The lease on this facility expires in 2019 and our current rent for the manufacturing facility is $328,000 annually, which is subject to change.

We operate two diagnostic testing laboratories, one in the United States and one in the United Kingdom, where we process samples sent to us by our customers who choose the service format of our T-SPOT.TB test offering. Our U.S. laboratory facility is located in Memphis, TN, where we currently lease approximately 35,000 square feet of space. The lease on this facility expires in 2021. Our current rent under this lease is $146,000 annually and is subject to annual increases. Our U.K. laboratory is located in Abingdon, United Kingdom, where we currently lease approximately 3,500 square feet of space. The lease on this facility expires in 2019 and our current rent for the laboratory space is $88,000 annually.

Key supplier relationships

Mabtech AB.  We entered into a purchase agreement with Mabtech AB, or Mabtech, in 2010, which was amended in 2013. Pursuant to this agreement, Mabtech supplies the antibodies used to coat the membrane plates and for the detection procedure in our T-SPOT.TB test. We provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the volume of our purchases. We have agreed to purchase these antibodies exclusively from Mabtech, although our exclusivity obligations may cease in the event Mabtech raises prices by more than a certain percentage over a defined period of time and declines to match a competitive third-party quotation for the antibodies.

The purchase agreement expires, unless earlier terminated, on December 31, 2018. Either party may terminate by providing written notice to the other in the event of a material uncured breach by the other party, a liquidation, insolvency, or bankruptcy proceeding involving the other party or cessation in trading by the other party.

We also entered into a manufacturing agreement with Mabtech in 2003, which was amended in 2010 and again in 2011. Pursuant to the manufacturing agreement, Mabtech supplies us with antibody-coated membrane plates, using plates we purchase from another supplier and provide to Mabtech. These antibody-coated membrane plates are a component of our T-SPOT.TB test. We provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the volume of our purchases.

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

We paid a signing fee in the amount of $0.1 million and milestone payments in the aggregate amount of $0.2 million. We are not obligated to make additional milestone payments. We are obligated to pay an annual exclusivity fee during the term of the agreement, creditable against certain future purchases. The aggregate amount of exclusivity fees due under the agreement is, absent early termination, $1.8 million. Our product purchases exceeded the amount of the exclusivity fee in 2014, and we expect we will continue to exceed this minimum in 2015.We receive pricing discounts based on our quarterly orders. We have also agreed to make StemCell our supplier of choice for certain types of products, subject to performance obligations of StemCell, and we are generally obligated to acquire all of our requirements for such products from StemCell.

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

Life Technologies Corporation. We entered into a supply and reseller agreement with Life Technologies Corporation, or Life Tech, in 2013, amended in 2014, pursuant to which we purchase and resell a product that can be used in performing an assay with our T-SPOT.TB test. We have minimum annual purchase obligations under this agreement, as well as obligations to purchase certain amounts based on our forecasts. The agreement expires, unless earlier terminated, on January 1, 2017. Either party may terminate for a material uncured breach, the insolvency or bankruptcy of the other party, if one of our twelve-month forecasts does not reflect any anticipated purchases of product or if we purchase no product during a consecutive twelve-month period.

Key customer relationships

Shanghai Fosun Long March Medical Science Co. Ltd. We have a distribution agreement with Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, pursuant to which Fosun distributes our products in China. Under the distribution agreement, Fosun serves as our exclusive distributor in a territory consisting of the People’s Republic of China, including Macau Special Administrative Regions, and also serves as our non-exclusive distributor in Hong Kong. Fosun commits to using its best efforts to promote, sell and distribute our products in the territory in compliance with our policies and procedures and applicable law. The agreement imposes certain annual minimum purchase obligations at agreed upon pricing and covers our products, as well as other accessories which may be used in conjunction with our products. Fosun is obligated to refrain from dealing in any products in the territory which would be competitive with ours through a period extending 12 months after the termination of the agreement. Fosun is a related party. See Note 12 “Related party transactions” for additional information pertaining to Fosun.

The agreement expires on January 1, 2021. Either party may terminate the agreement for a material uncured breach or in the event of bankruptcy or an equivalent winding up of the other party’s business. We may terminate the agreement if Fosun does not meet the minimum purchase requirements, for late payment or if Fosun undergoes a change in control.

Riken Genesis Co., Ltd. We sell our T-SPOT.TB test to a Japanese importer, Riken Genesis Co., Ltd., or Riken, which also serves as our marketing authorization holder in Japan, a position required by Japanese regulatory authorities. We entered into a marketing authorization holder agreement with Riken in 2011 and it was amended in 2013. Pursuant to this agreement, Riken provides services for importation into Japan. We paid an initiation fee to Riken in the amount of ¥200,000, or approximately $2,000. We pay Riken a flat monthly fee in the amount of ¥150,000, or approximately $1,500, and also pay a single-digit percentage commission based on the prices at which end users purchase our products. The initial agreement with Riken had a one-year term and automatically renews for additional one-year periods in the absence of specified notice by either party. Either party may terminate for a material uncured breach or in the event of bankruptcy, insolvency or similar proceedings of the other party.

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

We believe our T-SPOT.TB test has a number of compelling advantages that make it a superior alternative to the 100-year-old TST, including:

•

In head-to-head studies, our T-SPOT.TB test is frequently found to have higher sensitivity than the TST. In regulatory clinical trials (see “—Regulatory approvals and clinical validation”), we have demonstrated a sensitivity for the T-SPOT.TB test that exceeds 95%. In comparison, the TST is reported to have a sensitivity between 75-90% in similar populations. In addition, and unlike the TST, our T-SPOT.TB test is not significantly affected by immune suppression.

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

Several studies have been published investigating the costs or cost-effectiveness of a TB screening program using the TST and in comparison to our T-SPOT.TB test. We believe the following studies are informative in demonstrating how expensive the TST actually is to implement and how deploying our T-SPOT.TB test in preference to the TST can be a more cost-effective solution when implementing TB screening programs.

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

•

Tuberculosis Screening of New Hospital Employees (Foster-Chang et al., 2014). This study was conducted at an urban Veteran’s Administration (VA) heath care facility in Philadelphia, Pennsylvania, as part of a VA quality improvement investigation. The key study findings were that utilizing an IGRA (specifically, our T-SPOT.TB test) for new employee TB screening instead of the TST resulted in an average new employee clearance to work time of 5.91 days, as compared to 12.67 and 13.18 days during the 2011/2012 time frames, respectively, when utilizing the TST. Additionally, the authors reported a 38% to 40% reduction in cost for new employee TB screening when using the T-SPOT.TB test instead of the TST.

Other than the TST, our principal competitor is the QuantiFERON®5-TB Gold In-Tube test, or QFN. As this test also measures IFN-ã release, QFN, like our own test, is sometimes referred to generically as an IGRA.

We have been competing with QFN, or prior versions of this test, since the inception of our company. Based on our experience, we believe that we have several performance advantages over QFN, including:

•

In our pivotal clinical trials conducted in the United States, our T-SPOT.TB test was shown to be unaffected by immunosuppression. The U.S. package insert for the QFN test notes that QFN has not been extensively evaluated in immunosuppressed populations and that indeterminate results may be related to immunosuppressed status of the patient. We believe this is an important differentiating factor in patient populations with weakened immune systems, such as those on biologic therapies, corticosteroid or other immunosuppressive treatments, those with HIV and those undergoing dialysis or organ transplantation.

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

As a result of clinical and service advantages, we have been able to negotiate a higher average selling price for our service. We believe this advantage provides us a larger addressable market than is available through selling kits as done by QFN; simply put our revenue potential from the same testing volume is higher. We believe that this will also enable us to achieve a higher absolute profit per test. However, to the extent that national and regional laboratories offer QFN as a service, we may also face competition from them in our service offering.

The benchmark reimbursement for our T-SPOT.TB test is higher than for QFN in the United States, with CMS reimbursement of $102 per test for CPT code 86481 as opposed to CMS reimbursement of $84 per test for CPT code 86480. We believe that this higher reimbursement provides us with pricing and access advantages in certain segments of the U.S. market.

In early 2015, a new version of QFN, the QuantiFERON-TB gold Plus test (QFN Plus), was announced in the European Union. Based on the data presented in their respective package inserts, QFN Plus has a higher clinical sensitivity (95.3%) but lower clinical specificity (97.6%) than QFN. No independent verification of this data is currently available. QFN Plus also requires the use of a fourth specialist antigen-coated blood collection tube, either at the time of blood draw or later. QFN Plus is not available in the United States.

5 QuantiFERON is a registered trademark of Qiagen N.V.

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

The information that must be submitted to the FDA to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling and adherence to the FDA’s quality system regulation, which establishes device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to these requirements as well as to premarket approval. Most Class I devices are exempt from premarket submissions to the FDA; most Class II devices require the submission of a 510(k) premarket notification to the FDA; and Class III devices require submission of a PMA application. Our T-SPOT.TB test is a Class III device.

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

510(k) Clearance. A traditional 510(k) submission requires demonstration of substantial equivalence to a previous legally marketed device that was not subject to PMA. If a substantial equivalence cannot be demonstrated and the test is of low to moderate risk, the FDA may allow a de novo 510(k) submission. Submission of either a traditional or de novo 510(k) notification is subject to a 90-day FDA review period. Questions from the FDA, requests for additional data and referrals to advisory committees may delay the process considerably and the FDA may ultimately limit the indications for which the device may be marketed. Marketing of an IVD medical device may begin as soon as FDA clearance is granted.

FDA Guidance on LDTs. The FDA has historically exercised enforcement discretion over the regulation of LDTs. In October 2014, the FDA issued draft guidance for the oversight of LDTs that included notification and medical device reporting. Under the draft guidance, the FDA will classify LDTs as high, medium or low risk tests, which will then dictate the regulatory route to be followed for each test. The draft guidance states that existing LDTs will be allowed to remain on the market during completion of the regulatory process. The draft guidance indicates that the regulatory requirements would begin twelve months after issuance of final guidance, with phase in over four years for high risk tests. Enforcement for moderate risk tests would begin five years after issuance of the final guidance. It is uncertain whether the final guidance will retain these requirements and when such final guidance may issue.

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

Outside of the European Union, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of IVD medical devices prior to granting marketing approval. For example, in China, approval by the CFDA, must be obtained prior to marketing an IVD medical device. In Japan, approval by the MHLW following review by the Pharmaceuticals and Medical Devices Agency, or the PMDA is required prior to marketing an IVD. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter and/or less costly. The timeline for the introduction of new IVD medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become more lengthy and costly over time.

Our T-SPOT.TB test has been approved for sale in over 50 countries, including in Europe, China, and Japan. Our T-SPOT.TB test obtained a CE mark in 2004, CFDA approval in China in 2010 and re-registration in 2014, and MHLW approval in Japan in 2012.

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

Employees

As of December 31, 2014, we had 240 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

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

We were founded in 2002 and to date we have engaged primarily in development, clinical testing and marketing of our T-SPOT.TB test. We have never been profitable. For the fiscal years ended December 31, 2014, 2013, and 2012, we had net losses of $22.2 million, $8.7 million, and $14.9 million, respectively, and we had an accumulated deficit at December 31, 2014 of $121.8 million. Substantially all of our operating losses in these periods resulted from costs incurred in connection with sales and marketing of our T-SPOT.TB test, general and administrative costs associated with our operations and our research and development programs. Even though we generate revenue from our T-SPOT.TB test, we anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Because of the numerous risks and uncertainties associated with developing and commercializing diagnostic products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for at least the next few years as we work to develop other product candidates based on our T-SPOT technology.

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

We are currently heavily dependent on the successful further commercialization of our T-SPOT.TB test and, if we encounter delays or difficulties in the further commercialization of this product, our business could be harmed.

Our future success is heavily dependent upon the successful further commercialization of our T-SPOT.TB test. There is no assurance that we will continue to generate revenues from this product, or any products under development, in the future. Our business could be materially harmed if we encounter difficulties in the further commercialization of this product, including, among others: failure to achieve sufficient market acceptance by hospitals and public health departments as well as physicians, third-party payors and others in the medical community; the inability to compete with other diagnostic methods, including the TST; the inability to maintain and expand our sales, marketing and distribution networks; the inability to manage anticipated growth; the inability to obtain and/or maintain necessary regulatory approvals; and the inability to effectively protect our intellectual property.

Our financial results will depend on the market acceptance and increased demand of our products by hospitals and public health departments, as well as physicians and others in the medical community.

Our future success depends on our products test gaining sufficient market acceptance by hospitals and public health departments. If this product does not achieve an adequate level of acceptance by such customer groups, we may not generate enough revenue to become profitable. The degree of market acceptance of our products test will depend on a number of factors, including:

●	clinical guidelines relative to the screening for, and diagnosis and monitoring of, TB infection;
●	the efficacy and potential advantages of our T-SPOT.TB test over alternative tests;
●	the willingness of our target customers to accept and adopt our T-SPOT.TB test;
●	the ability to offer attractive pricing for our T-SPOT.TB test;
●	the strength of marketing and distribution support and the timing of market introduction of competitive products; and
●	outcomes from clinical studies and other publicity concerning our T-SPOT.TB test or competing products.

Our efforts to educate physicians and other members of the medical community on the benefits of our T-SPOT.TB test may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors. In particular, continuing to gain market acceptance for our T-SPOT.TB test in nascent markets could be challenging. In certain markets, including, for example, Japan and China, our potential for future growth is difficult to forecast. If we were to incorrectly forecast our ability to penetrate these markets, expenditures that we make may not result in the benefits that we expect, which could harm our results of operations. Moreover, in the event that our T-SPOT.TB test is the subject of guidelines, clinical studies or scientific publications that are unhelpful or damaging, or otherwise call into question the benefits of our T-SPOT.TB test, we may have difficulty in convincing prospective customers to adopt our test. Moreover, the perception by the investment community or shareholders that recommendations, guidelines or studies will result in decreased use of our products could adversely affect the prevailing market price for our ordinary shares.

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

We intend to take steps to continue to increase the presence of our T-SPOT.TB test in new markets both in the United States and internationally. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access international markets. We believe these opportunities will take substantial time to develop or mature, however, and we cannot be certain that these market opportunities will develop as we expect. The future growth and success of our T-SPOT.TB test in these markets depends on many factors beyond our control, including recognition and acceptance by the scientific community in that market and the prevalence and costs of competing methods of tuberculosis screening. If the markets for our T-SPOT.TB test do not develop as we expect, our business may be adversely affected.

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

We sell our T-SPOT.TB test through our own sales force in the United States, certain European countries and Japan and we sell through distributors in other parts of the world such as in China. Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent distributors. We expect our direct sales representatives and independent distributors to develop long-lasting relationships with the providers they serve. If our direct sales representatives or independent distributors fail to adequately promote, market and sell our product, our sales could significantly decrease.

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

Health insurers and other payors may decide not to cover, or may discontinue reimbursing, our T-SPOT.TB test or any other diagnostic tests we may develop in the future, or may provide inadequate reimbursement, which could jeopardize our ability to expand our business.

Although for many of our current customers, including those in the hospital and public health segments, the cost of screening their employees for tuberculosis is not reimbursable, our business is somewhat impacted, and in the future may be more greatly impacted, by the level of reimbursement from payors or governmental limitations on price. In the United States, the regulatory process allows diagnostic tests to be marketed regardless of any coverage determinations made by payors. For new diagnostic tests, each payor makes its own decision about which tests it will cover, how much it will pay and whether it will continue reimbursing the test. Clinicians may order diagnostic tests that are not reimbursed if the patient is willing to pay for the test without reimbursement, but coverage determinations and reimbursement levels and conditions are important to the commercial success of a diagnostic product. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs.

CMS establishes reimbursement payment levels and coverage rules for Medicare. CMS currently covers our T-SPOT.TB test. If CMS were to place significant restrictions on the use of our tests, reduce payment amounts or eliminate coverage altogether, our ability to generate revenue from our diagnostic tests could be limited. For example, payment for diagnostic tests furnished to Medicare beneficiaries is made based on a fee schedule set by CMS. In July 2013, CMS released certain proposals that re-examined payment amounts for tests reimbursed under the Medicare clinical laboratory fee schedule due to changes in technology. CMS also proposed to bundle the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting, replacing the current methodology to make separate payments for the test. These changes went into effect on January 1, 2014. In addition, payment methodologies may be subject to changes in healthcare legislation. In February 2012, President Obama signed the Middle Class Tax Relief and Job Creation Act of 2012, which mandated an additional change in reimbursement for clinical laboratory services payments. This legislation required CMS to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn serves as the base for 2014 and subsequent years. Levels of reimbursement may continue to decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand and reimbursement available for our T-SPOT.TB test, which in turn, could harm our product pricing and sales. If our customers are not adequately reimbursed for our T-SPOT.TB test, they may reduce or discontinue purchases of our product, which would cause our revenues to decline.

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

We are also subject to foreign reimbursement and payment schemes in the international markets we serve, including Germany, Switzerland, France, Japan and China. Decisions by health insurers or other third-party payors in these markets not to cover, or to discontinue reimbursement, or governmental limitations on price could materially and adversely affect our business.

Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenue, cash flow and profitability.

Although third-party payors accounted for only 3% of our total revenue for the year ended December 31, 2014, we currently rely in part, and may in the future more heavily rely, on obtaining third-party payment or reimbursement for our test. We or our customers receive payment from individual patients and from a variety of payors, such as commercial insurance carriers, including managed care organizations and governmental programs, primarily Medicare and Medicaid in the United States. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.

Among the factors complicating our billing of, and obtaining payment through, third-party payors are:

●	disputes among payors as to which party is responsible for payment;
●	disparity in coverage among various payors;
●	disparity in information and billing requirements among payors;
●	incorrect or missing billing information, which is required to be provided by the ordering physician; and
●	payments may be sent directly to patients rather than to us.

These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our revenue, cash flow and profitability.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and financial results may be adversely affected.

We have experienced significant revenue growth in a relatively short period of time. We may not achieve similar growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our share price could decline.

Further development and commercialization of our T-SPOT.TB test and other diagnostic product candidates will require us to expand our sales, marketing and distribution networks. Such growth may place significant strains on our management and our internal systems and processes, as well as potentially those of our suppliers, and if we cannot effectively manage expanding operations and costs, we may not be able to continue to grow or we may grow at a slower pace and our business and financial results could be adversely affected.

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

We sell our T-SPOT.TB test through a direct sales force in the United States, certain European countries and Japan. In Japan, while we maintain end-user relationships through our direct sales force, we sell through a single importer of record, Riken. In other parts of the world, we sell through distributors. For example, in China, we sell through a single distributor, Fosun. For the year ended December 31, 2014, sales to Fosun and through Riken together accounted for 31% of our total revenue, with Fosun accounting for 17% and Riken accounting for 14%. In the event that either of these customers or any other significant customer substantially reduces its purchases of our products, particularly if this occurs without adequate advance notice to enable us to secure alternate importation or distribution arrangements, our results of operations could be materially and adversely affected.

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

As of December 31, 2014, we maintain insurance coverage totaling $8.3 million against damage to our property and equipment and an additional $26.5 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, however, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses. Even if we cover our losses, our business, financial results and reputation could be materially harmed.

We may require substantial additional capital resources to fund our operations. We may not be able to obtain additional capital resources on favorable terms and if we cannot find additional capital resources, we may have difficulty operating our business. Raising additional capital may also cause dilution to our existing shareholders.

As of December 31, 2014, we had cash and cash equivalents of $50.2 million and working capital of $54.8 million. In addition, we received net proceeds of approximately $53.7 million through a secondary offering of our ordinary shares that closed on February 4, 2015. We believe we have sufficient resources to fund our projected operations for at least the next few years. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. In order to fund our strategic plans, we may need to enter into a strategic collaboration or raise additional capital. We may seek to raise additional capital through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. Further, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Our future capital requirements will depend on many factors, including revenue generated from the sale of our T-SPOT.TB test, margins, operating expenses and our ability to control costs associated with our operations, and the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights. The availability of additional capital will also depend on many factors, including the market price of our ordinary shares and the availability and cost of additional equity capital from existing and potential new investors, our ability to retain the listing of our ordinary shares on The NASDAQ Global Market and general economic and industry conditions affecting the availability and cost of capital.

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

Our business relies heavily on our operations outside the United States. For the year ended December 31, 2014, 54% of our total revenue was derived from sales outside the United States. Because we currently operate in three major regions of the world (the United States, Europe and rest of world, or Europe & ROW, and Asia), our revenue is denominated in multiple currencies. Sales in the United States are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars and sales in Japan are denominated in Yen but, in each case, these sales are made by our U.K.-based legal entity where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the European Union countries whose national currency is the Euro, or the Euro Zone, we will be subject to exchange rate risk from additional currencies. As a result, our exchange rate exposure may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in currency exchange rates or the degree to which we can effectively mitigate these risks.

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

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on our operating results and the value of our ordinary shares.

From time to time we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our product offerings, markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

●     difficulties in acquiring new products, technologies or businesses that will help our current business;

●     difficulties in integrating acquired personnel, technologies, products or business operations;

●     issues maintaining uniform standards, procedures, controls and policies;

●     unanticipated costs associated with acquisitions;

●     diversion of management’s attention from our core business;

●     adverse effects on existing business relationships with suppliers and customers;

●     risks associated with entering new markets in which we have limited or no experience;

●     potential loss of key employees of acquired businesses; and

●     increased legal and accounting compliance costs.

On July 31, 2014, we acquired substantially all of the assets of Boulder Diagnostics, Inc. a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. This acquisition brought us three additional product pipeline opportunities which we believe are well-suited to the Company’s growing commercial infrastructure, but there can be no assurance that we will be able to successfully develop and complete the development or commercialization of the products that we acquired in the acquisition. Further, even if we are able to profitably commercialize the underlying product candidates, there is no guarantee that we will be able to do so before any competitors develop and commercialize similar products.

Any acquisitions we undertake in the future could be expensive and time consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to manage acquisitions or investments, or integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition may be materially adversely affected.

If we fail to successfully develop and complete our IPR&D program, our future operating results could be materially adversely impacted.

There can be no assurance that we will be able to successfully develop and complete the acquired IPR&D program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all. Moreover, if the acquired IPR&D program fails or is abandoned during development, then we may not realize the value we have estimated and recorded in our financial statements on the acquisition date, and we may also not recover the research and development investment made since the acquisition date to further develop that program. If such circumstances were to occur, our future operating results could be materially adversely impacted.

Write-offs related to the impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets may adversely impact our results of operations.

We may incur significant non-cash charges related to impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets. Although we did not record any such charges during 2014, we are required to perform periodic impairment reviews of those assets at least annually. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value.

We completed our last review during the fourth quarter of 2014 and determined that goodwill and indefinite-lived intangible assets were not impaired. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it could adversely impact our operating results.

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

As of December 31, 2014, our available U.S. federal net operating losses, or NOLs, totaled $71.9 million and U.S. state loss carryforwards totaled $63.6 million. The amount of these NOLs remains subject to review and possible adjustment by the Internal Revenue Service and state revenue authorities, as applicable. NOLs may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant shareholders (or certain shareholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic NOLs that can be utilized annually to offset future taxable income. The amount of this annual limitation is determined based on the value of the Company immediately prior to the ownership change. We have completed several financings since our inception, as well as the initial public offering, or IPO, of our ordinary shares, that may have resulted in one or more ownership changes under this definition. If we are deemed to have undergone an ownership change by virtue of these transactions, we may not be able to utilize a material portion of our NOLs even if we attain profitability. Future changes in our share ownership, some of which are outside of our control, could result in additional ownership changes for purposes of these rules. We are unable to predict future ownership changes or the way an ownership change could limit the use of our NOLs.

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

Our T-SPOT.TB test is, and any new product candidates will be, subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries before we can sell in these markets. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Securing regulatory approval for a new product, in the United States and many other countries, typically requires several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We may not be able to obtain FDA or other required regulatory approval and market any further products we may develop during the time we anticipate, or at all. We also are subject to the following risks and obligations, among others:

●	regulators may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;
●	regulators may require additional testing for safety and effectiveness;
●	regulators may interpret data from clinical studies in different ways than we interpret them;
●	if regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; and
●

regulators may change their approval policies and/or adopt new regulations that affect our ability to secure approvals for new products, which would decrease the chance we would be able to commercialize new diagnostic tests.

In addition, some international jurisdictions, such as China, require periodic recertification. Even if we obtain initial certifications from regulatory bodies, we may lose certification after a periodic review. Failure to maintain requisite certifications from regulatory bodies would adversely affect our ability to generate future revenue and operating income.

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

Any product for which we obtain marketing approval in the United States or in international jurisdictions, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Furthermore, our suppliers may be subject to similar regulatory oversight, and may not currently be or may not continue to be in compliance with applicable regulatory requirements. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate action in response to any observations, could result in, among other things, any of the following enforcement actions:

●	warning letters or untitled letters;
●	fines and civil penalties;
●	unanticipated expenditures for corrective actions;
●	delays in approving, or refusal to approve, our products;
●	withdrawal or suspension of approval by the FDA or other regulatory bodies;
●	product recall or seizures;
●	interruption of production;
●	operating restrictions;
●	injunctions; and
●	criminal penalties.

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

The testing, manufacturing and marketing of medical diagnostic tests such as our T-SPOT.TB test entail an inherent risk of product liability claims. Further, providing clinical testing services entails a risk of claims for errors or omissions made by our laboratory staff. Potential liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. As of December 31, 2014, we had product liability insurance of $15.3 million. Our existing insurance will have to be increased in the future if we are successful at introducing new diagnostic products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our T-SPOT.TB test. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our product and product candidates;
●	injury to our reputation;
●	costs of related litigation;
●	substantial monetary awards to patients and others;
●	loss of revenue; and
●	the inability to commercialize our products and product candidates.

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

The privacy regulations establish a “floor” of minimum protection for patients as to their medical information and do not supersede state laws that are more stringent. Therefore, we are required to comply with both HIPAA privacy regulations and various state privacy laws. Although the HIPAA statute and regulations do not expressly provide for a private right of action, we could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union. We may also need to comply with varying and possibly conflicting privacy laws and regulations in other jurisdictions. As a result, we could face regulatory actions, including significant fines or penalties, adverse publicity and possible loss of business.

A disruption in our computer networks, including those related to cybersecurity, could adversely affect our financial performance.

We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenue, regulatory actions or litigation. Any disruption of could also have a material adverse impact on our operations.

Our use of biological and hazardous materials and waste requires us to comply with regulatory requirements, including environmental, health and safety laws, regulations and permit requirements and subjects us to significant costs and exposes us to potential liabilities.

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

Our business arrangements with customers and third-party payors are subject to applicable anti-kickback, anti-fraud and abuse and other healthcare laws and regulations. If such business arrangements fail to comply with these laws and regulations, we could be exposed to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

●

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

●

The U.S. False Claims Act imposes criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.

●

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

●

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

●

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the U.S. Federal False Claims Act, which would include claims for up to treble damages. Additionally, it is possible that governmental authorities would conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any product. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we violate provisions of the Bribery Act, the FCPA or other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation into or audit of the Company of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by U.K., U.S. or other authorities could subject us to fines or criminal or other penalties, which could have an adverse impact on our reputation, our business, results of operations and financial condition.

Healthcare reform measures could hinder or prevent the commercial success of our diagnostic tests.

In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, the PPACA, which may have far-reaching consequences for many healthcare companies, including diagnostic companies like us. For example, if reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, our business could be materially and adversely impacted.

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

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. We cannot predict the breadth of claims that may be allowed or enforced in patents we own or in those to which we have license rights. For example:

●	the inventor might not have been the first to make the inventions covered by patents we rely on;
●	the inventor or his assignee might not have been the first to file patent applications for the claimed inventions;
●	others may independently develop similar or alternative products and technologies or duplicate our product and technologies;
●	it is possible that the patents we own or license may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;
●	any patents we obtain or license may expire before, or shortly after, the products and services relating to such patents are commercialized;
●	we may not develop additional proprietary products and technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

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

Like other early-stage medical diagnostic companies, the market price of our ordinary shares may be volatile. The factors below may also have a material adverse effect on the market price of our ordinary shares:

●	fluctuations in our results of operations;
●	our ability to enter new markets;
●	negative publicity;
●	changes in securities or industry analyst recommendations regarding our company, the sectors in which we operate, the securities market generally and conditions in the financial markets;
●	regulatory developments affecting our industry;
●	announcements of studies and reports relating to our products or those of our competitors;
●	changes in economic performance or market valuations of our competitors;
●	actual or anticipated fluctuations in our quarterly results;
●	conditions in the industries in which we operate;
●	announcements by us or our competitors of new products, acquisitions, strategic relations, joint ventures or capital commitments;
●	additions to or departures of our key executives and employees;
●	fluctuations of exchange rates;
●	release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares; and
●	sales or perceived sales of additional shares of our ordinary shares.

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

Our executive officers, directors and several investment funds, together with their respective affiliates, beneficially own a substantial percentage of our shares. We expect that these shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or our Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our ordinary shares.

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

Certain provisions of English law and our articles of association may have the effect of delaying or preventing a change in control of us or changes in our management. For example, English law and our articles of association include provisions that:

●	create a classified Board of Directors whose members serve staggered three-year terms;
●	prohibit shareholder action by written resolution;
●

establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our Board of Directors; and

●	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

We are a public limited company organized under the laws of England and Wales and have no significant assets other than our interest in Oxford Immunotec Limited and its subsidiaries. As a result, we rely exclusively upon payments, dividends and distributions from our direct and indirect subsidiaries for our cash flows. Our ability to pay dividends to our shareholders is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our U.K. corporate headquarters and operations, including our laboratory facility, are located in Abingdon, England, where we currently lease approximately 7,600 square feet of office space, 3,400 square feet of manufacturing space, 3,500 of laboratory space, and 2,800 square feet of storage/warehouse space. The leases on these facilities expire in 2019, with the exception of the storage/warehouse space which expires in 2018. Our current rents under these leases are $306,000 annually for the office, $131,000 annually for the manufacturing space, $142,000 annually for the lab, and $34,000 annually for the storage/warehouse space, each of which are subject to change.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts, where we currently lease approximately 14,500 square feet of office space. The lease on this facility expires in 2018. Our current rent under this lease is $273,000 annually, subject to annual increases. Our U.S. laboratory facility is located in Memphis, Tennessee, where we currently lease approximately 35,000 square feet of space. The lease on this facility expires in 2021. Our current rent under this lease is $146,000 annually, subject to annual increases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares trade on the NASDAQ Global Market under the symbol “OXFD.” Our ordinary shares were initially listed on November 22, 2013. The price range per share reflected in the table below is the high and low sales prices of our ordinary shares as reported by NASDAQ (rounded to the nearest penny) for the period presented.

	Year ended		Year ended
	December 31, 2014		December 31, 2013*
	High	Low	High	Low
First quarter	$25.38	$17.25	N/A	N/A

Second quarter	21.25	16.00	N/A	N/A

Third quarter	18.09	12.47	N/A	N/A

Fourth quarter	15.61	10.01	20.06	13.58

* From inception on November 22, 2013.

Shareholders

On March 2, 2015, there were 10 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name. On March 2, 2015, the last reported sale price per share of our ordinary shares on The NASDAQ Global Market was $14.44.

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

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the year ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 from our unaudited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended December 31,
(in thousands, except share and per share data) (unaudited)	2014	2013 (1)	2012	2011	2010
Consolidated statement of operations data:
Revenue	$49,505	$38,784	$20,685	$12,641	$7,741
Cost of revenue	24,009	18,600	12,424	8,417	4,871
Gross profit	25,496	20,184	8,261	4,224	2,870
Operating expenses:
Research and development	7,033	2,146	1,947	1,780	1,938
Sales and marketing	25,487	13,270	11,177	10,536	9,375
General and administrative	14,837	12,119	8,068	5,232	5,050
Total operating expenses	47,357	27,535	21,192	17,548	16,363
Loss from operations	(21,861)	(7,351)	(12,931)	(13,324)	(13,493)

Other income (expense)	(159)	(1,221)	(2,103)	101	1,500
Loss before income taxes	(22,020)	(8,572)	(15,034)	(13,223)	(11,993)

Income tax expense (benefit)	154	92	(151)	(119)	(147)
Net loss	$(22,174)	$(8,664)	$(14,883)	$(13,104)	$(11,846)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.28)	$(2.26)	$(8.44)	$(10.78)	$(14.76)
Weighted-average shares used to compute net loss attributable to ordinary shareholders, basic and diluted	17,310,148	3,830,837	1,763,728	1,215,532	802,561
Supplemental financial metric:
Adjusted EBITDA (2)	$(17,664)	$(6,008)	$(12,131)	$(12,519)	$(11,019)

(1)

Net loss includes $1.9 million of accounting and auditing costs related to our registration statement on Form S-1, filed in connection with our IPO, as described in Note 1 “Description of business and significant accounting policies – Initial public offering, reorganization, reverse share split and conversion,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)

Adjusted EBITDA is a non-Generally Accepted Accounting Principles, or non-GAAP, financial measure that we calculate as profit (loss), adjusted for tax expense (benefit), interest expense, net, depreciation and amortization, share-based compensation, unrealized exchange fluctuations, loss on change in fair value of warrants, loss on change in fair value of derivative instrument, and change in fair value of contingent purchase price consideration. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Our presentation of Adjusted EBITDA is not made in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from others in the industry. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations.

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,165	$76,494	$12,578	$2,334	$6,644
Total assets	73,849	92,744	25,483	9,639	11,547
Total liabilities	13,240	11,992	8,534	4,413	3,371
Total shareholders’ equity	60,609	80,752	16,949	5,226	8,176

Shares outstanding:
Preferred ordinary shares	—	—	7,301,371	5,614,128	4,694,631
Ordinary shares	17,614,650	17,255,267	2,153,974	1,266,544	955,460

The following table presents a reconciliation of net loss, the most comparable U.S. GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

Reconciliation of net loss to Adjusted EBITDA
(unaudited)

	Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010

Reconciliation of net loss to adjusted EBITDA
Net loss	$(22,174)	$(8,664)	$(14,883)	$(13,104)	$(11,846)
Income tax expense (benefit)	154	92	(151)	(119)	(147)
Interest expense, net	52	328	1,477	3	18
Depreciation and amortization	1,742	1,101	801	630	586
EBITDA	(20,226)	(7,143)	(12,756)	(12,590)	(11,389)
Reconciling items:
Share-based compensation expense	2,521	140	79	125	261
Unrealized exchange (gains) losses	(53)	155	546	(54)	109
Loss on change in fair value of warrants	22	279	—	—	—
Loss on change in fair value of derivative instrument	—	561	—	—	—
Change in fair value of contingent purchase price consideration	72	—	—	—	—
Adjusted EBITDA	$(17,664)	$(6,008)	$(12,131)	$(12,519)	$(11,019)

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

Overview

We are a global, commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. Our proprietary T-SPOT technology platform allows us to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our current development activities are principally focused on four areas: chronic infections, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive for the development of diagnostic tests because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. We believe the sensitivity of our T-SPOT technology platform, which can measure T cell and innate immune cell responses at a single cell level, well position us to bring new insights into the diagnosis, prognosis and monitoring of immune-regulated conditions.

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for Tuberculosis (TB) infection. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received PMA from the FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Our T-SPOT.TB test has been included in clinical guidelines for TB screening in at least 17 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a CPT code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

We have seven active development programs pertaining to new potential tests. Each program seeks to exploit our T cell or innate immune measuring technology, and these programs cover each of our four focus areas.

Our most advanced product in development leverages our T-SPOT technology platform to assess the strength of a patient’s cellular immune response to CMV infection, assisting clinicians with monitoring anti-viral prophylaxis and evaluating patients at risk from CMV disease. We expect to complete development of our T-SPOT.CMV assay as an LDT in the United States, and to CE mark the test in Europe, in the first half of 2015. We are currently conducting two pivotal clinical studies to provide the evidence needed to drive adoption and acceptance by the medical and payor communities of this test. We expect to have the results of these studies in 2016.

Our second product in development is our T-SPOT.PRT (Panel of Reactive T-cells) test. This test, also based on our T-SPOT technology platform, assesses T cell responses to foreign tissue as a means of better informing organ rejection risk in current or potential transplant recipients. We expect to complete development of our T-SPOT.PRT assay as an LDT in the United States, and to CE mark the test in Europe, in the second half of 2015. We are currently conducting a pivotal clinical study to provide the evidence needed to drive adoption and acceptance by the medical and payor communities of this test. We expect to have the results of this study in 2017.

Our development pipeline also includes an assay to assess the overall competence of a transplant patient’s immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, as well as informing the efficacy of biologic therapies; and a program to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development.

We have incurred significant losses from inception and as of December 31, 2014 had an accumulated deficit of $121.8 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the year ended December 31, 2014 was $49.5 million, for the year ended December 31, 2013 was $38.8 million, and for the year ended December 31, 2012 was $20.7 million. Our net loss for the year ended December 31, 2014 was $22.2 million, for the year ended December 31, 2013 was $8.7 million, and for the year ended December 31, 2012 was $14.9 million.

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

On July 31, 2014, we acquired substantially all of the assets of Boulder Diagnostics, Inc., or Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The assets acquired primarily relate to assays for Lyme disease and gout, and an assay to inform the efficacy of biologic therapies. Each product opportunity has the potential to address key unmet clinical needs and is well suited to the Company’s growing commercial infrastructure. As part of the transaction, Boulder transferred to us all shares of capital stock in its wholly-owned subsidiary, Boulder Diagnostics Europe GmbH, such that the Company has become the sole owner of Boulder Diagnostics Europe GmbH.

There can be no assurance that we will be able to successfully develop and complete the development or commercialization of the products that we acquired in the Boulder acquisition. Further, even if we are able to profitably commercialize the underlying product candidates, there is no guarantee that we will be able to do so before any competitors develop and commercialize similar products.

Subsequent events

On January 29, 2015, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Piper Jaffray & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the public offering (the “Offering”) of 4,255,319 ordinary shares, nominal value £0.006705 (the “Shares”), at an offering price to the public of $11.75 per Share (the “Offering Price”). The Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $11.045 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 638,297 Shares (the “Option Shares”) at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the Underwriters exercised their option to purchase the Option Shares in full. The gross proceeds to us from the sale of the Shares and the Option Shares were approximately $57.5 million and we received net proceeds of approximately $53.7 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by us. The Offering closed on February 4, 2015.

Effective January 15, 2015, the Remuneration Committee of the Board of Directors approved grants to employees for up to 355,509 share options from the Oxford Immunotec Global PLC 2013 Share Incentive Plan. These grants were issued to employees in the first quarter of 2015.

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

Our U.S. business derived 96%, 96% and 95% of revenue from our service offering (as opposed to diagnostic kit sales) for the years ended December 31, 2014, 2013 and 2012, respectively, which reflects our experience that U.S. customers prefer to send interferon-gamma release assay, or IGRA, tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment), third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 91%, 90% and 83% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the years ended December 31, 2014, 2013 and 2012, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenue
Product	$25,407	$19,905	$9,080
Service	24,098	18,879	11,605
Total revenue	$49,505	$38,784	$20,685

Revenue by geography

We market our T-SPOT.TB test through our own sales force in the United States, certain European countries and Japan. We sell through distributors in other parts of the world. As a result, our revenue is denominated in multiple currencies. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access international markets.

The following table reflects product revenue by geography (United States, Europe and rest of world, or Europe & ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers.

	Year ended December 31,
(in thousands, except percentages)	2014		2013		2012
Revenue
United States	$22,537	46%	$17,345	45%	$10,366	50%
Europe & ROW	7,219	14%	7,157	18%	6,530	32%
Asia	19,749	40%	14,282	37%	3,789	18%
Total revenue	$49,505	100%	$38,784	100%	$20,685	100%

In 2014, we created new subsidiaries in Hong Kong and Shanghai, further expanding our presence in Asia.

Diagnostic products such as ours are subject to periodic re-registration in China. We completed the re-registration process for our T-SPOT.TB test with the China Food and Drug Administration (CFDA) effective December 11, 2014. The registration will remain in effect until 2019.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax and depreciation of laboratory equipment and leasehold improvements. During the years ended December 31, 2014, 2013 and 2012, our cost of revenue represented 49%, 48% and 60%, respectively, of our total revenue.

	Year ended December 31,
(in thousands)	2014	2013	2012
Cost of revenue
Product	$11,225	$8,475	$4,329
Service	12,784	10,125	8,095
Total cost of revenue	$24,009	$18,600	$12,424

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 52%, 52% and 40%, respectively, for the years ended December 31, 2014, 2013 and 2012. We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T-cell measurement technology, including assays that would help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering in November 2013 and, with the Boulder acquisition, we are expanding our research and development efforts to include the development of immunology-based assays for autoimmune and inflammatory conditions/diseases.

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

During the years ended December 31, 2014, 2013 and 2012, our research and development expenses represented 14%, 6% and 9%, respectively, of our total revenue. The increase in 2014 primarily related to development project expenses related to our transplant program, to the hiring of personnel in the United States to support development programs and to new projects acquired in the Boulder acquisition.

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

We continue to expand our operations in Asia. During 2014, we established two new subsidiaries in Asia: Oxford Immunotec Asia Limited, located in Hong Kong, and Oxford Immunotec (Shanghai) Medical Device Co. Ltd., located in Shanghai. In addition, we are expanding our sales force in Japan.

During the years ended December 31, 2014, 2013 and 2012, our sales and marketing expenses represented 52%, 34% and 54%, respectively, of our total revenue. We expect our sales and marketing costs to increase, as we expand our sales force, business development activities, geographic presence, and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB test and future products.

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

During the years ended December 31, 2014, 2013 and 2012, our general and administrative expenses represented 30%, 31% and 39%, respectively, of our total revenue. Our general and administrative expenses have increased primarily due to the costs of operating as a public company, such as additional legal, accounting and finance, and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums, and investor relations expenses.

Other income (expense)

Other income (expense) includes interest expense, net, foreign exchange losses, and other income and expense items.

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

Results of operations

Comparison of years ended December 31, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$25,407	51%	$19,905	51%	$5,502	28%
Service	24,098	49%	18,879	49%	5,219	28%
Total revenue	49,505	100%	38,784	100%	10,721	28%

Cost of revenue:
Product	11,225	23%	8,475	22%	2,750	32%
Service	12,784	26%	10,125	26%	2,659	26%
Total cost of revenue	24,009	48%	18,600	48%	5,409	29%
Gross profit	25,496	52%	20,184	52%	5,312	26%

Operating expenses:
Research and development	7,033	14%	2,146	6%	4,887	228%
Sales and marketing	25,487	51%	13,270	34%	12,217	92%
General and administrative	14,837	30%	12,119	31%	2,718	22%
Total operating expenses	47,357	96%	27,535	71%	19,822	72%

Loss from operations	(21,861)	(44)%	(7,351)	(19)%	(14,510)	197%

Interest expense, net	(52)	0%	(328)	(1)%	276	(84)%
Foreign exchange losses	(352)	(1)%	(423)	(1)%	71	(17)%
Other income (expense)	245	0%	(470)	(1)%	715	(152)%
Loss before income taxes	(22,020)	(44)%	(8,572)	(22)%	(13,448)	157%
Income tax expense (benefit)	154	0%	92	0%	62	67%
Net loss	$(22,174)	(45)%	$(8,664)	(22)%	$(13,510)	156%

Revenue

Revenue increased by 28% to $49.5 million for the year ended December 31, 2014 compared to $38.8 million for the same period in 2013. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. Asia revenue grew by 38%, to $19.7 million, compared to the same period in 2013, due primarily to higher revenue in China and Japan. U.S. revenue grew by 30%, to $22.5 million, compared to the same period in 2013, driven by growth of $2.5 million from the addition of new customers and $2.7 million from existing customers. Europe & ROW revenue grew by 1%, to $7.2 million, compared to the same period in 2013.

	Year ended December 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%

Revenue
Product	$25,407	$19,905	$5,502	28%
Service	24,098	18,879	5,219	28%
Total revenue	$49,505	$38,784	$10,721	28%

	Year ended December 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%

Revenue
United States	$22,537	$17,345	$5,192	30%
Europe & ROW	7,219	7,157	62	1%
Asia	19,749	14,282	5,467	38%
Total revenue	$49,505	$38,784	$10,721	28%

Cost of revenue and gross margin

Cost of revenue increased by 29% to $24.0 million for the year ended December 31, 2014 from $18.6 million in the same period in 2013. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin for 2014 was 51.5% compared to 52.0% for 2013. The decrease in gross margin was primarily due to currency effects, the impact of share-based compensation included in cost of revenue and investments to increase capacity in our service lab, offset by underlying improvements in reducing kit costs and streamlining service operations in our labs.

	Year ended December 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%

Cost of revenue
Product	$11,225	$8,475	$2,750	32%
Service	12,784	10,125	2,659	26%
Total cost of revenue	$24,009	$18,600	$5,409	29%

Research and development expenses

Research and development expenses increased by 228% to $7.0 million for the year ended December 31, 2014 from $2.1 million for the same period in 2013. This increase was primarily related to development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout and an assay to inform decisions regarding biologic therapies. In addition, we restructured the operations of Boulder to integrate them into our existing operations. This restructuring, which included the termination of 4 employees, the relocation of 3 employees, the closing of excess facilities, and related costs, resulted in a restructuring charge of $182,000 that has been recorded in research and development expenses. As a percentage of total revenue, research and development expenses increased to 14% for the year ended December 31, 2014 from 6% for the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses increased 92% to $25.5 million for the year ended December 31, 2014 from $13.3 million for the same period in 2013. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales, marketing, administrative and technical support personnel. As a percentage of total revenue, sales and marketing expenses increased to 51% for the year ended December 31, 2014 from 34% for the same period in 2013.

General and administrative expenses

General and administrative expenses increased by 22% to $14.8 million for the year ended December 31, 2014 from $12.1 million for the same period in 2013. The increase reflects the increased regulatory costs of being a public company and increases in personnel-related costs associated with increases in our legal, accounting and finance, IT, corporate development and human resources headcount, and consulting costs to support our growth. As a percentage of total revenue, general and administrative expenses decreased to 30% for the year ended December 31, 2014 from 31% for the same period in 2013.

Interest expense, net

Interest expense, net was $52,000 for the year ended December 31, 2014 as compared to $328,000 in the same period in 2013. The 2014 expense consisted primarily of interest expense relating to the fit out of our Marlborough facility. The 2013 expense consisted primarily of interest expense on our term debt and revolving credit facilities. We repaid the borrowings under our credit facility with Comerica Bank in May 2013 and entered into a new term loan and revolving line of credit with Square 1 Bank. This loan was repaid and the credit facility cancelled in December 2013, following our IPO. See “– Liquidity and capital resources – Sources of funds – Credit facilities.”

Foreign exchange gains (losses)

We recorded foreign exchange losses of $352,000 for the year ended December 31, 2014 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, as the Pound rose against the Dollar for the first six months of 2014 before falling in the second half of 2014. For the year ended December 31, 2013, we recorded foreign exchange losses of $423,000 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, accounts payable, and loans payable on the books of Oxford Immunotec Limited, as the Pound increased versus the Dollar. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, our revenue is denominated in multiple currencies. Approximately 46% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, grew significantly in 2013 and have continued to grow in 2014.

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

Other income (expense)

Other income was $245,000 for the year ended December 31, 2014 as compared to other expense of $470,000 in the same period in 2013. Other income in 2014 consisted largely of a $149,000 U.K. research grant and an $83,000 Tennessee FastTrack Job Training Assistance program. Other expense in 2013 consisted largely of a loss on the change in fair value of warrants.

Comparison of years ended December 31, 2013 and 2012

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2013		2012		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$19,905	51%	$9,080	44%	$10,825	119%
Service	18,879	49%	11,605	56%	7,274	63%
Total revenue	38,784	100%	20,685	100%	18,099	87%

Cost of revenue:
Product	8,475	22%	4,329	21%	4,146	96%
Service	10,125	26%	8,095	39%	2,030	25%
Total cost of revenue	18,600	48%	12,424	60%	6,176	50%
Gross profit	20,184	52%	8,261	40%	11,923	144%

Operating expenses:
Research and development	2,146	6%	1,947	9%	199	10%
Sales and marketing	13,270	34%	11,177	54%	2,093	19%
General and administrative	12,119	31%	8,068	39%	4,051	50%
Total operating expenses	27,535	71%	21,192	102%	6,343	30%

Loss from operations	(7,351)	(19)%	(12,931)	(63)%	5,580	(43)%

Interest expense, net	(328)	(1)%	(1,477)	(7)%	1,149	(78)%
Foreign exchange losses	(423)	(1)%	(626)	(3)%	203	(32)%
Other expense	(470)	(1)%	—	0%	(470)	N/A
Loss before income taxes	(8,572)	(22)%	(15,034)	(73)%	6,462	(43)%
Income tax expense (benefit)	92	0%	(151)	(1)%	243	(161)%
Net loss	$(8,664)	(22)%	$(14,883)	(72)%	$6,219	(42)%

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

	Year ended December 31,		Change
(in thousands, except percentages)	2013	2012	Amount	%

Revenue
Product	$19,905	$9,080	$10,805	119%
Service	18,879	11,605	7,274	63%
Total revenue	$38,784	$20,685	$18,099	87%

	Year ended December 31,		Change
(in thousands, except percentages)	2013	2012	Amount	%

Revenue
United States	$17,345	$10,366	$6,979	67%
Europe & ROW	7,157	6,530	627	10%
Asia	14,282	3,789	10,493	277%
Total revenue	$38,784	$20,685	$18,099	87%

Cost of revenue and gross margin

Cost of revenue increased by 50% to $18.6 million for the year ended December 31, 2013 from $12.4 million in the same period in 2012. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin increased to 52% in 2013 from 40% in 2012. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations. In 2012, we incurred costs related to the start-up of our new laboratory in Memphis, Tennessee and in late 2012 and early 2013, we incurred extra costs related to running two labs. In the first quarter of 2013, we consolidated our U.S. laboratory operations in Memphis, Tennessee and closed our Marlborough, Massachusetts laboratory. Operating a single laboratory in the United States has already yielded significant operating leverage that has also led to improving margins.

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

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the year ended December 31, 2014 we had a net loss of $22.2 million and used $20.8 million of cash for operating activities. As of December 31, 2014, we had an accumulated deficit of $121.8 million. We incurred a net loss of $8.7 million and used $5.6 million of cash for operating activities for the year ended December 31, 2013.

As of December 31, 2014, we had cash and cash equivalents of $50.2 million. In November 2013, we completed our initial public offering. Net proceeds from the IPO were approximately $63.9 million.

Subsequent event

On January 29, 2015, we entered into an Underwriting Agreement with a group of Underwriters, relating to an Offering of 4,255,319 ordinary shares, nominal value £0.006705 (the “Shares”), at an Offering Price to the public of $11.75 per Share. The Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $11.045 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 638,297 Option Shares at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the Underwriters exercised their option to purchase the Option Shares in full. The gross proceeds to us from the sale of the Shares and the Option Shares were approximately $57.5 million and we received net proceeds of approximately $53.7 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by us. The Offering closed on February 4, 2015.

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

In May 2013, we entered into a new loan and security agreement with Square 1 Bank consisting of a term loan and a revolving line of credit. We used the loan proceeds to repay the loan from Comerica Bank. The Square 1 Bank loan was secured by substantially all of our assets. Tranche A of the term loan, which was borrowed at closing, was for $6.0 million. The term loan was repaid and the revolving line of credit canceled in December 2013, following our IPO. The Company had no available credit facilities as of December 31, 2014.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the years ended December 31,
(in thousands)	2014	2013

Cash and cash equivalents, excluding restricted cash	$50,165	$76,494
Accounts receivable, net	6,823	4,754

Net cash used in operating activities	$(20,777)	$(5,619)
Net cash used in investing activities	(5,027)	(1,767)
Net cash (used in) provided by financing activities	(151)	70,699
Effect of exchange rate changes on cash and cash equivalents	(374)	603
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	$(26,329)	$63,916

Cash flows for the years ended December 31, 2014 and 2013

Operating activities

Net cash used in operating activities was $20.8 million during the year ended December 31, 2014, which included a net loss of $22.2 million, non-cash items of $4.3 million, and a net increase in operating assets less liabilities of $2.9 million. The non-cash items consisted of share-based compensation expense of $2.5 million, depreciation and amortization expense of $1.7 million, and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $2.9 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included an increase in accounts receivable of $2.3 million, an increase in inventory of $1.2 million, and an increase in prepaid expenses and other assets of $ 594,000, partially offset by an increase in accounts payable and accrued liabilities of $659,000, and an increase in deferred income of $572,000. The increase in accounts receivable primarily reflects increased revenue during the year ended December 31, 2014, as well as the timing of receipts. Inventory has been increasing in anticipation of growing revenue and the increase in prepaid expenses and other assets reflects the timing of certain payments. The increase in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in deferred income relates to the growth in sales to our Japanese importer.

Net cash used in operating activities was $5.6 million during the year ended December 31, 2013, which included a net loss of $8.7 million, non-cash items of $2.1 million, and a net decrease in operating assets less liabilities of $1.0 million. The non-cash items consisted of depreciation and amortization expense of $1.1 million, a $0.6 million loss on change in fair value of a derivative instrument, a $0.3 million loss on change in fair value of warrants, and share-based compensation expense of $0.1 million. We had a net cash inflow of $1.0 million from changes in operating assets and liabilities during the period. The significant items in the changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $3.4 million, a decrease in accounts receivable of $0.6 million, and an increase in deferred income of $0.6 million, partially offset by an increase in inventory of $2.8 million and an increase in prepaid expenses and other assets of $0.9 million. The increase in accounts payable and accrued liabilities was primarily related to higher operating expenses due to growth in our business. The decrease in accounts receivable reflected the timing of significant payments from our Asian customers. The increase in deferred income related to the growth in sales to our Japanese importer. Inventory had been increasing in anticipation of growing revenue. The increase in prepaid expenses and other assets reflected increased value added tax (VAT) receivables in the United Kingdom and increased deferred cost of revenue due to increased sales in Japan.

Investing activities

Net cash used in investing activities was $5.0 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. The higher net cash used in the year ended December 31, 2014 related primarily to $1.7 million used in the acquisition of Boulder, net of cash acquired. In addition, there was a $1.2 million increase in purchases of property and equipment in the period compared to the same period in 2013, a $168,000 decrease in the reduction in cash pledged as security in connection with our facilities leases in the year ended December 31, 2014 compared to the same period in 2013, and there was a $149,000 increase in purchases of intangible assets.

Financing activities

Net cash used in financing activities was $151,000 during the year ended December 31, 2014.

Net cash provided by financing activities was $70.7 million during the year ended December 31, 2013, consisting primarily of $63.9 million raised in our IPO, after deducting underwriting discounts and commissions, and offering expenses.

Cash flows for the years ended December 31, 2013 and 2012

Operating activities

Net cash used in operating activities was $5.6 million during the year ended December 31, 2013, which included a net loss of $8.7 million, non-cash items of $2.1 million, and a net decrease in operating assets less liabilities of $1.0 million. The non-cash items consisted of depreciation and amortization expense of $1.1 million, a $0.6 million loss on change in fair value of a derivative instrument, a $0.3 million loss on change in fair value of warrants, and share-based compensation expense of $0.1 million. We had a net cash inflow of $1.0 million from changes in operating assets and liabilities during the period. The significant items in the changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $3.4 million, a decrease in accounts receivable of $0.6 million, and an increase in deferred income of $0.6 million, partially offset by an increase in inventory of $2.8 million and an increase in prepaid expenses and other assets of $0.9 million. The increase in accounts payable and accrued liabilities was primarily related to higher operating expenses due to growth in our business. The decrease in accounts receivable reflected the timing of significant payments from our Asian customers. The increase in deferred income related to the growth in sales to our Japanese importer. Inventory had been increasing in anticipation of growing revenue. The increase in prepaid expenses and other assets reflected increased value added tax (VAT) receivables in the United Kingdom and increased deferred cost of revenue due to increased sales in Japan.

Net cash used in operating activities was $14.4 million during the year ended December 31, 2012, which included net loss of $14.9 million and non-cash items of $2.4 million and a net increase in operating assets less liabilities of $1.9 million. The non-cash items consisted primarily of a $1.4 million loan discount that was recorded as interest expense related to the 2012 convertible bridge note agreement, depreciation and amortization expense of $0.8 million and share-based compensation expense of $0.1 million. We also had a net cash outflow of $1.9 million from changes in operating assets and liabilities during the period. The significant items in the changes in operating assets and liabilities included an increase in accounts receivable of $3.1 million and an increase in inventory of $1.0 million offset by an increase in accrued liabilities of $1.6 million and an increase in deferred revenue of $0.8 million. The increase in accounts receivable and inventory was due primarily to the growth in our revenue. The increase in accrued liabilities was primarily related to increases in accrued employee related expenses and accrued royalties. The increase in deferred revenue related to the growth in sales to our Japanese importer.

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

Operating and capital expenditure requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to incur net losses in the future. We expect that our operating expenses will increase as we continue to invest to grow our customer base, expand our marketing and distribution channels, hire additional employees and increase product development expenditures. Additionally, as a public company, we incur significant audit, legal and other expenses. We believe that our existing capital resources will be sufficient to fund our operations for the next few years.

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

Contractual obligations

We have contractual obligations for non-cancelable facilities leases, equipment leases and purchase commitments. Purchase commitments include future minimum royalty, license, and exclusivity payments to be paid under our license agreements with third parties for access to certain technologies. The following table reflects a summary of our contractual obligations as of December 31, 2014.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$3,837	$975	$1,825	$1,037	$—
License commitments	8,453	1,688	3,376	3,364	25
Purchase commitments	3,930	3,180	500	250	—
Total	$16,220	$5,843	$5,701	$4,651	$25

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

For kits sold in Japan, we currently recognize revenue after delivery to the wholesaler and when the wholesaler dispatches kits to satisfy a firm order from its customer at which point our price becomes determinable.

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

Income taxes

We account for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, or NOLs, and research and development credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2014, 2013, or 2012.

Share-based compensation

Share-based compensation relates to grants of options to purchase ordinary shares and restricted shares. Currently, we maintain one share incentive plan pursuant to which we may grant options to purchase our ordinary shares, restricted shares, restricted share units, and other share-based awards to our employees, directors and officers. This incentive plan is called the Oxford Immunotec Global PLC 2013 Share Incentive Plan, or the 2013 Plan. In addition, we maintain the 2008 Amended and Restated Stock Incentive Plan, or the 2008 Plan. No new share grants or awards will be made under the 2008 Plan.

We measure the cost of equity-settled transactions with employees by reference to the fair value of the equity instruments at the date on which they are granted. Estimating fair value for options requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model, including the expected life of the award, volatility and dividend yield, and making certain assumptions about the award. Share-based compensation expense for restricted shares is calculated based on the grant date market price of the shares and is recognized over the vesting period.

Our share-based compensation expense is as follows:

	Year ended December 31,
	2014	2013	2012
Cost of revenue	$330	$5	$2
Research and development	87	1	4
Sales and marketing	949	26	18
General and administrative	1,155	108	55
Total share-based compensation expense	$2,521	$140	$79

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

For the years ended December 31, 2014, 2013, and 2012, we calculated the fair value of share options granted under the Plan using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2014	2013	2012
Expected dividend yield (%)	—	—	—
Expected volatility (%)	46.87	47.78	49.43
Risk-free interest rate (%)	1.86	1.38	1.03
Expected life of option (years)	6.19	6.22	6.25

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

When determining the fair value of tangible assets acquired, we estimate the cost using the most appropriate valuation method with assistance from independent third party specialists. When determining the fair value of intangible assets acquired, we use judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined by management using the assistance of independent third party specialists. The assumptions used in calculating the fair value of tangible and intangible assets represent our best estimates. If factors change and we were to use different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different.

The terms of the purchase agreement with Boulder included contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million at any time on or prior to July 31, 2024. The milestone payments consist of completion of studies related to acquired technologies, development of diagnostic test kits, patient enrollment in an Institutional Review Board approved study, issuance of patents, and approvals or clearances by the U.S. Food and Drug Administration. The fair value of future potential milestone payments was determined based upon a probability weighted analysis of expected future milestone payments to be made to the seller. This analysis includes significant management judgments related to the probabilities of success assigned to the milestones and to the discount rate utilized in the calculations.

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

On the date of the Boulder acquisition the fair value of IPR&D acquired was determined to be $2.6 million ($1.8 million for the Lyme disease assay, $0.5 million for the assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition, and $0.3 million for the gout assay) using the excess earnings method with significant inputs, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and a 15% discount rate.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating ASU 2014-09 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, or ASU 2014-15. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. We do not expect that the application of ASU 2014-15 will have an impact on the presentation of our results of operations, financial position or disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging, or ASU 2014-16. The objective of ASU 2014-16 is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. ASU 2014-16 requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply ASU 2014-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. We do not expect that the application of ASU 2014-16 will have an impact on the presentation of our results of operations, financial position or disclosures.

In November 2014, the FASB issued ASU 2014-17, Business Combinations, or ASU 2014-17. ASU 2014-17 provides guidance that allows all acquired entities to choose to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. The new guidance is effective immediately. We do not expect that the application of ASU 2014-17 will have an impact on the presentation of our results of operations, financial position or disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect that the application of ASU 2015-01 will have an impact on the presentation of its results of operations, financial position or disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we had cash and cash equivalents of $50.2 million, and restricted cash of $392,000. Restricted cash primarily consists of amounts pledged as security for our facility leases in the United States.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations, as discussed below.

Interest rate fluctuations

Changes in the general level of U.S. and European interest rates expose the Company to interest rate risk. These changes could affect our interest income and interest expense. Based on our cash and cash equivalents at December 31, 2014, if interest rates went either up or down one percentage point, this could change our interest income by approximately $0.5 million per annum.

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

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014 (1)
Revenue:
Product	$6,825	$5,887	$6,480	$6,215
Service	5,449	5,901	6,845	5,903
Total revenue	$12,274	$11,788	$13,325	$12,118
Gross profit	$6,262	$5,795	$6,813	$6,626
Net loss	$(3,153)	$(6,234)	$(6,095)	$(6,692)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.18)	$(0.36)	$(0.35)	$(0.39)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	17,264,135	17,292,251	17,333,441	17,337,646

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2013	June 30, 2013	September 30, 2013 (2)	December 31, 2013 (2)
Revenue:
Product	$4,121	$5,790	$4,977	$5,017
Service	3,558	4,364	5,749	5,208
Total revenue	$7,679	$10,154	$10,726	$10,225
Gross profit	$3,312	$5,287	$5,795	$5,790
Net loss	$(1,201)	$(954)	$(3,181)	$(3,328)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.56)	$(0.42)	$(1.36)	$(0.38)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	2,154,285	2,253,788	2,331,990	8,721,880

(1)

Net loss includes $182,000 of restructuring charges related to the closing of facilities that had been used by Boulder and consolidating the research and development activities that had been performed at those locations to the Company’s Memphis, Tennessee and Abingdon, U.K. facilities.

(2)

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

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

(c) Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

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

3.  Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit number	Description of exhibit
3.1		Articles of Association of the Registrant (Filed as Exhibit 3.1 of our Form 8-K on June 18, 2014 and incorporated herein by reference.)

4.1		Form of Ordinary Shares Certificate (Filed as Exhibit 3.2 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

4.2		Registration Rights Agreement (Filed as Exhibit 4.2 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

4.3		Warrant to Purchase Ordinary Shares, issued to Comerica Bank (Filed as Exhibit 4.3 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

4.4		Warrant to Purchase Ordinary Shares, issued to Square 1 Bank (Filed as Exhibit 4.4 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

10.1	+

License Agreement dated July 27, 2005 between Isis Innovation Limited and Oxford Immunotec Limited (Filed as Exhibit 10.1 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.2	+

2006 Deed of Variation to License Agreement between Isis Innovation Limited and Oxford Immunotec Limited (Filed as Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.3	+

Letter Agreement Amendment dated December 13, 2012 to License Agreement between Isis Innovation Limited and Oxford Immunotec Limited (Filed as Exhibit 10.3 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.4	+	Assignment dated November 20, 2013 between Isis Innovation Limited and Oxford Immunotec Limited (Filed as Exhibit 10.4 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

10.5	+

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

10.7	+

License Agreement dated June 30, 2006 between Rutgers, The State University of New Jersey and Oxford Immunotec Limited (Filed as Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

Exhibit number	Description of exhibit

10.8	+

First Amendment dated July 1, 2009 to License Agreement between Rutgers, The State University of New Jersey and Oxford Immunotec Limited (Filed as Exhibit 10.7 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.9	+

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

10.11	+

Fourth Amendment dated April 24, 2013 to License Agreement between Rutgers, The State University of New Jersey and Oxford Immunotec Limited (Filed as Exhibit 10.10 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.12	+

Supply Agreement dated December 17, 2010 between MicroCoat Biotechnologie GmbH and Oxford Immunotec Limited (Filed as Exhibit 10.11 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.13	+

Purchase Agreement dated February 6, 2010 between Mabtech AB and Oxford Immunotec Limited (Filed as Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.14	+

Amendment to Purchase Agreement dated September 10, 2013 between Mabtech AB and Oxford Immunotec Limited (Filed as Exhibit 10.13 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.15	+

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

10.18	+

Supply Agreement dated January 1, 2009 between EMD Millipore Corporation and Oxford Immunotec Ltd (Filed as Exhibit 10.17 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.19	+

First Amendment to Supply Agreement dated September 27, 2013 between EMD Millipore Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.18 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.20	+

Second Amendment to Supply Agreement dated March 25, 2014 between EMD Millipore Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.20 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

10.21	+

Supply Agreement dated January 31, 2008 between StemCell Technologies, Inc. and Oxford Immunotec Limited (Filed as Exhibit 10.19 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

Exhibit number	Description of exhibit

10.22	+

Amendment dated October 26, 2011 to Supply Agreement between StemCell Technologies, Inc. and Oxford Immunotec Limited (Filed as Exhibit 10.20 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.23	+

Supply and Reseller Agreement dated August 12, 2013 between Life Technologies Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.21 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.24	+

First Amendment to Supply and Reseller Agreement ,dated April 1, 2014 between Life Technologies Corporation and Oxford Immunotec Limited (Filed as Exhibit 10. 1 of our Form 8-K on April 3, 2014 and incorporated herein by reference.)

10.25	+

Distributorship Agreement dated October 8, 2013 among Shanghai Fosun Long March Medical Science Co. Ltd., Shanghai Xin Chang Medical Device Co. Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.24 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.26	+

Marketing Authorization Holder Agreement dated July 29, 2011 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.25 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.27	+

Amendment to Marketing Authorization Holder Agreement dated September 1, 2013 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.26 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.28		Amended and Restated 2008 Stock Incentive Plan (Filed as Exhibit 10.35 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

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

10.33

Oxford Immunotec Global PLC Incentive Plan (Filed as Exhibit 10.40 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-191737) on November 4, 2013 and incorporated herein by reference.)

10.34

Form of Restricted Share Award Certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.1 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.35

Form of Restricted Share Award Certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.2 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

Exhibit number	Description of exhibit

10.36

Form of CSOP award certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.3 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.37

Form of unapproved option under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.4 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.38

Form of stock option agreement under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.5 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.39

Service Agreement dated October 21, 2002 between Oxford Immunotec Limited and Peter Wrighton-Smith, as amended through 2013 (Filed as Exhibit 10.45 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

10.40

Amended and Restated Employment Agreement dated October 1, 2013 between Oxford Immunotec, Inc. and Jeff R. Schroeder (Filed as Exhibit 10.42 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.41

Amended and Restated Employment Agreement dated October 1, 2013 between Oxford Immunotec, Inc. and Richard M. Altieri (Filed as Exhibit 10.43 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.42

Form of Deed of Indemnity for Directors (Filed as Exhibit 10.44 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.43

Form of Deed of Indemnity for Officers (Filed as Exhibit 10.45 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.44

Form of Non-Executive Director Appointment Letter (Filed as Exhibit 10.46 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-191737) on November 4, 2013 and incorporated herein by reference.)

10.45

Oxford Immunotec Global PLC Management Incentive Compensation Plan for Fiscal Years 2012 and 2013 (Filed as Exhibit 10.47 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-191737) on November 4, 2013 and incorporated herein by reference.)

10.46

Form of Director Stock Option Award under Oxford Immunotec Global PLC Share Incentive Plan (Filed as Exhibit 10.48 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.47

Deed of Novation of Agreement for Services dated November 8, 2013 by and among Oxford Immunotec Limited, Oxford Immunotec Global PLC and Peter Wrighton-Smith (Filed as Exhibit 10.49 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.48

Form of First Amendment to Officer Restricted Share Award under Appendix C of the 2013 Share Incentive Plan (Filed as Exhibit 10.1 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

10.49	Form of First Amendment to Officer Stock Option Award under Appendix D of the 2013 Share Incentive Plan (Filed as Exhibit 10.2 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

Exhibit number	Description of exhibit

24.1	Power of Attorney executed by Directors and Officers (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2014 and 2013; (ii) Consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated statements of other comprehensive loss for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated statements of shareholders’ equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to consolidated financial statements.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Abingdon, England, on March 5, 2015.

OXFORD IMMUNOTEC GLOBAL PLC

By:	/s/ Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D. Chief Executive Officer and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Wrighton-Smith, Ph.D., Richard M. Altieri, and Elizabeth M. Keiley, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 5, 2015 in the capacities indicated below.

Signature	Title	Date

/s/ Peter Wrighton-Smith, Ph.D.	Chief Executive Officer and Director	March 5, 2015
Peter Wrighton-Smith, Ph.D.	(Principal Executive Officer)

/s/ Richard M. Altieri	Chief Financial Officer	March 5, 2015
Richard M. Altieri	(Principal Financial and Accounting Officer)

/s/ Richard A. Sandberg	Chairman of the Board of Directors	March 5, 2015
Richard A. Sandberg

/s/ Stephen L. Spotts	Director	March 5, 2015
Stephen L. Spotts

/s/ Nigel A. Pitchford, Ph.D.	Director	March 5, 2015
Nigel A. Pitchford, Ph.D.

/s/ Patricia Randall	Director	March 5, 2015
Patricia Randall

/s/ Herm Rosenman	Director	March 5, 2015
Herm Rosenman

/s/ James R. Tobin	Director	March 5, 2015
James R. Tobin

/s/ Richard M. Altieri	Authorized Representative in the United States	March 5, 2015
Richard M. Altieri

Oxford Immunotec Global PLC

Index to financial statements

Audited consolidated financial statements

Report of independent registered public accounting firm

The Board of Directors and Shareholders of Oxford Immunotec Global PLC:

We have audited the accompanying consolidated balance sheets of Oxford Immunotec Global PLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, other comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Immunotec Global PLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Reading, United Kingdom

March 5, 2015

Oxford Immunotec Global PLC

Consolidated balance sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$50,165	$76,494
Restricted cash	200	87
Accounts receivable, net	6,823	4,754
Inventory	6,425	5,450
Prepaid expenses and other	2,755	2,242
Total current assets	66,368	89,027
Restricted cash, non-current	192	362
Property and equipment, net	4,537	2,964
In-process research and development	2,399	—
Goodwill	50	—
Other intangible assets, net	273	331
Other assets	30	60
Total assets	$73,849	$92,744

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,368	$2,310
Accrued liabilities	7,070	6,936
Deferred income	1,993	1,540
Current portion of loans payable	137	170
Taxes payable	—	177
Total current liabilities	11,568	11,133
Long-term portion of loans payable	454	563
Contingent purchase price consideration	1,218	—
Other liabilities	—	296
Total liabilities	13,240	11,992

Commitments and contingencies (Note 16)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 40,103,528 and 25,189,285 shares authorized at December 31, 2014 and 2013, respectively, 17,614,650 and 17,255,267, shares issued and outstanding at December 31, 2014 and 2013, respectively.	192	188
Additional paid-in capital	186,816	183,967
Accumulated deficit	(121,829)	(99,655)
Accumulated other comprehensive loss	(4,570)	(3,748)
Total shareholders’ equity	60,609	80,752

Total liabilities and shareholders’ equity	$73,849	$92,744

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of operations

(in thousands, except share and per share data)

	Year ended December 31,
	2014	2013	2012
Revenue
Product	$25,407	$19,905	$9,080
Service	24,098	18,879	11,605
Total revenue	49,505	38,784	20,685

Cost of revenue
Product	11,225	8,475	4,329
Service	12,784	10,125	8,095
Total cost of revenue	24,009	18,600	12,424
Gross profit	25,496	20,184	8,261

Operating expenses:
Research and development	7,033	2,146	1,947
Sales and marketing	25,487	13,270	11,177
General and administrative	14,837	12,119	8,068
Total operating expenses	47,357	27,535	21,192
Loss from operations	(21,861)	(7,351)	(12,931)

Other income (expense):
Interest expense, net	(52)	(328)	(1,477)
Foreign exchange losses	(352)	(423)	(626)
Other income (expense)	245	(470)	—
Loss before income taxes	(22,020)	(8,572)	(15,034)
Income tax expense (benefit)	154	92	(151)
Net loss	$(22,174)	$(8,664)	$(14,883)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.28)	$(2.26)	$(8.44)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	17,310,148	3,830,837	1,763,728

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of other comprehensive loss

(in thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(22,174)	$(8,664)	$(14,883)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment, net of taxes	(822)	(126)	345
Other comprehensive (loss) income, net of taxes	(822)	(126)	345
Total comprehensive loss	$(22,996)	$(8,790)	$(14,538)

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of shareholders’ equity

(in thousands)

	Convertible preferred ordinary shares
	A preferred ordinary	B preferred ordinary	D preferred ordinary	E preferred ordinary	F preferred ordinary	G preferred ordinary	Ordinary	Subscription G preferred ordinary	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at December 31, 2011	$2	$1	$5	$33	$25	$—	$14	$—	$85,221	$(76,108)	$(3,967)	$5,226
Issuance of ordinary shares—anti-dilution	—	—	—	—	—	—	9	—	(9)	—	—	—
Issuance of F preferred ordinary shares in connection with debt financing	—	—	—	—	1	—	1	—	1,314	—	—	1,316
Subscription of G preferred ordinary shares	—	—	—	—	—	—	—	8,075	—	—	—	8,075
Issuance of G preferred ordinary shares, net of financing costs	—	—	—	—	—	16	—	—	16,685	—	—	16,701
Interest on convertible notes settled with G preferred ordinary shares	—	—	—	—	—	—	—	—	90	—	—	90
Share-based compensation expense	—	—	—	—	—	—	—	—	79	—	—	79
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	345	345
Net loss	—	—	—	—	—	—	—	—	—	(14,883)	—	(14,883)
Balance at December 31, 2012	2	1	5	33	26	16	24	8,075	103,380	(90,991)	(3,622)	16,949
Exercise of share options	—	—	—	—	—	—	1	—	21	—	—	22
Issuance of G preferred ordinary shares, net of financing costs	—	—	—	—	—	11	—	(8,075)	11,006	—	—	2,942
Conversion of preferred ordinary shares in connection with initial public offering	(2)	(1)	(5)	(33)	(26)	(27)	94	—	—	—	—	—
Ordinary shares issued in connection with initial public offering, net of offering costs	—	—	—	—	—	—	67	—	63,812	—	—	63,879
Ordinary shares issued upon conversion of note payable and accrued interest	—	—	—	—	—	—	2	—	5,608	—	—	5,610
Share-based compensation expense	—	—	—	—	—	—	—	—	140	—	—	140
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(126)	(126)
Net loss	—	—	—	—	—	—	—	—	—	(8,664)	—	(8,664)
Balance at December 31, 2013	—	—	—	—	—	—	188	—	183,967	(99,655)	(3,748)	80,752

Oxford Immunotec Global PLC

Consolidated statements of shareholders’ equity (continued)

(in thousands)

	Convertible preferred ordinary shares
	A preferred ordinary	B preferred ordinary	D preferred ordinary	E preferred ordinary	F preferred ordinary	G preferred ordinary	Ordinary	Subscription G preferred ordinary	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Exercise of share options	—	—	—	—	—	—	1	—	13	—	—	14
Issuance of shares from option plan	—	—	—	—	—	—	3	—	(3)	—	—	—
Issuance of shares from exercise of warrants	—	—	—	—	—	—	—	—	318	—	—	318
Share-based compensation expense	—	—	—	—	—	—	—	—	2,521	—	—	2,521
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(822)	(822)
Net loss	—	—	—	—	—	—	—	—	—	(22,174)	—	(22,174)
Balance at December 31, 2014	$—	$—	$—	$—	$—	$—	$192	$—	$186,816	$(121,829)	$(4,570)	$60,609

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(22,174)	$(8,664)	$(14,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,742	1,101	801
Share-based compensation expense	2,521	140	79
Loss on change in fair value of warrants	22	279	—
Loss on change in fair value of derivative instrument	—	561	—
(Gain) loss on disposal of property and equipment	—	(1)	71
Noncash interest expense	—	—	1,425

Changes in operating assets and liabilities:
Accounts receivable, net	(2,311)	637	(3,103)
Inventory	(1,214)	(2,808)	(1,045)
Prepaid expenses and other	(594)	(881)	(333)
Accounts payable	(109)	483	196
Accrued liabilities	768	2,947	1,608
Deferred income	572	587	814
Net cash used in operating activities	(20,777)	(5,619)	(14,370)

Cash flows from investing activities
Purchases of property and equipment	(3,014)	(1,809)	(1,482)
Purchases of intangible assets	(354)	(205)	(79)
Cash paid for acquisition, net of cash acquired	(1,716)	—	—
Proceeds on sales of property and equipment	—	22	—
Change in restricted cash	57	225	(315)
Net cash used in investing activities	(5,027)	(1,767)	(1,876)

Cash flows from financing activities
Proceeds from revolving line of credit	—	—	1,500
Proceeds from convertible note	—	4,842	4,000
Proceeds received in advance of share issuance	—	—	8,075
Proceeds from issuance of ordinary shares	—	63,879	—
Proceeds from issuance of preferred ordinary shares	—	2,942	12,701
Proceeds from exercise of share options	14	22	1
Proceeds from term loan	—	6,582	—
Payments on loan	(165)	(6,068)	(60)
Payments on revolving line of credit	—	(1,500)	—
Net cash (used in) provided by financing activities	(151)	70,699	26,217
Effect of exchange rate changes on cash and cash equivalents	(374)	603	273
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	(26,329)	63,916	10,244
Cash and cash equivalents at beginning of year	76,494	12,578	2,334
Cash and cash equivalents at end of year	$50,165	$76,494	$12,578

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows (continued)

(in thousands)

	Year ended December 31,
	2014	2013	2012
Supplemental disclosures
Cash paid for interest	$50	$240	$81
Cash paid (received) for taxes	115	70	(281)
Noncash investing and financing activities
Interest on convertible notes settled with G preferred ordinary shares	$—	$—	$90
F preferred ordinary shares issued with convertible notes	—	—	1,316
Convertible notes converted into G preferred ordinary shares	—	—	4,000
Fair value of warrant issued with convertible note	—	296	—
Conversion of note and accrued interest into ordinary shares	—	5,049	—
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	318	—	—

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Notes to consolidated financial statements

1. Description of business and significant accounting policies

Description of business

Oxford Immunotec Global PLC (the “Company”), is a global, commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. The Company’s proprietary T-SPOT technology platform allows it to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Substantially all of the Company’s revenue is currently derived from the sale of its T-SPOT.TB test, which is sold in two formats: an in vitro diagnostic kit format (allowing customers to perform the test at their own institutions), and a service format (in which the Company performs the test on samples sent by customers to the Company’s own laboratory facilities). The Company markets its T-SPOT.TB test through a direct sales force in the United States, certain European countries, and Japan. The Company markets its test through distributors in other parts of the world.

On July 31, 2014, the Company acquired substantially all of the assets of Boulder Diagnostics, Inc. (“Boulder”), a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The assets acquired primarily relate to assays for Lyme disease and gout and an assay to inform decisions regarding biologic therapies.

Reorganization, reverse share split and conversion, and initial public offering

On October 2, 2013, the Company completed a scheme of arrangement under the laws of England and Wales, or the Scheme of Arrangement, which was approved by the High Court of Justice in England and Wales. All holders of ordinary shares, preferred ordinary shares, options and warrants exchanged their interests in Oxford Immunotec Limited for identical interests in Oxford Immunotec Global PLC. As a result of this exchange, Oxford Immunotec Global PLC became the parent company of Oxford Immunotec Limited.

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

Initial public offering (IPO) costs

Incremental costs incurred that were directly attributable to the November 2013 offering of securities were deferred and deducted from the related proceeds of the offering, and the net amount recorded as contributed shareholders’ equity in the period when such shares were issued. As at December 31, 2013, the Company had deducted $10.1 million from the related net proceeds of the offering for underwriting and other fees. Other costs incurred in the offering of $1.9 million (which were principally related to audit and accounting expenses) in the year ended December 31, 2013, were expensed as incurred and included in general and administrative expenses.

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

Foreign currency translation

The functional currency for Oxford Immunotec Global PLC is the U.S. Dollar. The functional currency for the Company’s operating subsidiaries are the Pound Sterling for Oxford Immunotec Limited, the U.S. Dollar for Oxford Immunotec Inc., the Yen for Oxford Immunotec K.K., and the Euro for Boulder Diagnostics Europe GmbH. Revenue and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates. The Company reflects resulting translation gains or losses in accumulated other comprehensive income, which is a component of shareholders’ equity. The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other income (expense)” in the consolidated statements of operations.

Concentration of risks

The Company derives product revenue from the sale of its T-SPOT.TB diagnostic test kits and related accessories to a broad range of customers including: hospitals, public health departments, commercial testing laboratories, importers and distributors. Importers and distributors sell to third parties including end-user customers in specific territories.

In the year ended December 31, 2014, the Company had two product customers that represented more than 10% of the Company’s annual revenue. The Company’s Chinese distributor, Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, represented 17% of annual revenue and the Company’s Japanese importer, Riken Genesis Co., Ltd. represented 14% of annual revenue. The loss of either of these product customers could have a material impact on the Company’s operating results.

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

Cash and cash equivalents

The Company maintains its available cash balances in cash, money market funds primarily invested in U.S. government securities, and bank savings accounts in the United States, United Kingdom, Germany, and Japan. The Company maintains deposits in government insured financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Restricted cash

As of December 31, 2014 and 2013, U.S. bank balances totaling $312,000 and $399,000, respectively, were pledged as security for the Company’s U.S. office and laboratory space operating leases.

As of December 31, 2014 and 2013, the Company had restricted cash of less than $100,000 pledged as collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable

Accounts receivable are primarily amounts due from hospitals, public health departments, commercial testing laboratories, distributors and universities in addition to third party payors such as commercial insurance companies and government programs (Medicare and Medicaid).

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

Inventory

Inventory consists of finished goods and raw materials. The Company does not maintain work in progress balances as the nature of the manufacturing process does not allow for test kits to be left in a partially manufactured state. Inventory is removed at cost. Inventory is stated at the lower of cost or market. Cost is determined by the actual cost of components by batch plus estimated labor and overhead costs per unit. Market value is based on an estimated selling price less any costs expected to be incurred to completion and sale. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items. At December 31, 2014 and 2013, the Company determined no inventory reserve was required.

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

For products sold in Japan, the price currently only becomes determinable upon the wholesaler dispatching kits to satisfy a firm order from its customer and, as a result, this is when the Company recognizes revenue for such sales.

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

When determining the fair value of tangible assets acquired, the Company estimates the cost using the most appropriate valuation method with assistance from independent third party specialists. When determining the fair value of intangible assets acquired, the Company uses judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined by management using the assistance of independent third party specialists. The assumptions used in calculating the fair value of tangible and intangible assets represent the Company’s best estimates. If factors change and the Company were to use different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different.

The terms of the purchase agreement with Boulder included contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million at any time on or prior to July 31, 2024. The milestone payments consist of completion of studies related to acquired technologies, development of diagnostic test kits, patient enrollment in an Institutional Review Board approved study, issuance of patents, and approvals or clearances by the U.S. Food and Drug Administration. The fair value of future potential milestone payments was determined based upon a probability weighted analysis of expected future milestone payments to be made to the seller. This analysis includes significant management judgments related to the probabilities of success assigned to the milestones and to the discount rate utilized in the calculations.

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

Indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”), related to the Company’s business combination with Boulder, which were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that its indefinite-lived intangible asset is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not its indefinite-lived intangible asset is impaired, it is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

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

Definite-lived intangible assets

Intangible assets include technology licenses which are capitalized and amortized over estimated useful lives (generally in the range of five to ten years) using the straight-line method. On an ongoing basis, the Company assesses the recoverability of its intangible assets by determining its ability to generate undiscounted future cash flows sufficient to recover the unamortized balances over the remaining useful lives. Intangible assets determined to be unrecoverable are expensed in the period in which the determination is made.

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

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2014 and 2013, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, and other accounts payable, accrued liabilities, and loans payable. As of December 31, 2013, the Company’s financial instruments also included ordinary share warrants. See Note 2 “Fair value measurement,” to the consolidated financial statements for further information on the fair value of the Company’s financial instruments.

Research and development expenses

Research and development expenses include all costs associated with the development of the Company’s T-SPOT technology platform and potential future products including new diagnostic tests that utilize the T-SPOT technology platform and are charged to expense as incurred. In addition, with the acquisition of Boulder in the third quarter of 2014, the Company has expanded its research efforts to include assays for Lyme disease and gout and an assay to inform decisions regarding biologic therapies. Research and development expenses include direct costs and an allocation of indirect costs, including amortization, depreciation, rent, supplies, insurance, and repairs and maintenance.

Restructuring Charges

For restructuring plans meeting all of the applicable criteria of ASC 420, Exit or Disposal Cost Obligations, one time termination benefits will be recognized if no future service is required of former employees. Costs associated with the termination of contracts before the end of their term, where costs will continue to be incurred without economic benefit to the entity, will be recognized as liabilities and initially measured at fair value on the date the contract is terminated or when the Company is no longer using the rights conveyed under the contract. Liabilities for other costs associated with restructuring plans will be recognized in the period they were incurred (generally upon receipt of the goods or services). Restructuring charges will be included in the appropriate operating expense category in the Company’s consolidated statements of operations.

Share-based compensation

The Company accounts for share-based compensation arrangements with employees, officers and directors by recognizing compensation expense based on the grant date fair value of share-based transactions in the consolidated financial statements.

Share-based compensation for options is based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for share options and recognized as expense on a straight-line basis over the requisite service period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility, expected term and forfeiture rates. The expected volatility rates are estimated based on the actual volatility of comparable public companies over a historical period equal in length to the expected term. The expected terms represent the average time that options are expected to be outstanding based on the midpoint between the vesting date and the end of the contractual term of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Beginning in 2014, certain employees have been granted restricted shares. There were no issuances of restricted shares in 2013 or 2012. The fair value of restricted shares is calculated based on the closing sale price of the Company’s ordinary shares on the date of issuance. No restricted shares have vested.

The cumulative expense recognized for share-based transactions at each reporting date until the vesting date reflects the extent to which the vesting period has expired and the Company’s best estimate of the number of equity instruments that will ultimately vest. The charge or credit for a period represents the movement in cumulative expense recognized as of the beginning and end of that period. No expense is recognized for awards that do not ultimately vest.

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

The Company adheres to the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken, or expected to be taken, in a tax return. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company does not have any accrued interest or penalties associated with any unrecognized tax positions for the years ended December 31, 2014 and 2013.

Ordinary share warrant policy

Warrants to purchase the Company’s ordinary shares are classified as equity unless otherwise required. Warrants issued with a down round provision, whereby the exercise price would be adjusted downward in the event that additional ordinary shares of the Company or securities exercisable, convertible or exchangeable for the Company’s ordinary shares are issued at a price less than the exercise price, are recorded as a liability and marked to market each reporting period until they are exercised, expire or are otherwise extinguished. Changes in the liability during each reporting period are recorded in other income (expense). The Company has not issued warrants since its IPO in November 2013.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09 which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating ASU 2014-09 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, or ASU 2014-15. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company does not expect that the application of ASU 2014-15 will have an impact on the presentation of its results of operations, financial position or disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging, or ASU 2014-16. The objective of ASU 2014-16 is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. ASU 2014-16 requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply ASU 2014-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. The Company does not expect that the application of ASU 2014-16 will have an impact on the presentation of its results of operations, financial position or disclosures.

In November 2014, the FASB issued ASU 2014-17, Business Combinations, or ASU 2014-17. ASU 2014-17 provides guidance that allows all acquired entities to choose to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. The new guidance is effective immediately. The Company does not expect that the application of ASU 2014-17 will have an impact on the presentation of its results of operations, financial position or disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the application of ASU 2015-01 will have an impact on the presentation of its results of operations, financial position or disclosures.

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

		Fair value measurements at December 31, 2014 using
(in thousands)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,218	$—	$—	$1,218

Total	$1,218	$—	$—	$1,218

		Fair value measurements at December 31, 2013 using
(in thousands)	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Ordinary share warrants	$296	$—	$—	$296

Total	$296	$—	$—	$296

In May 2013, the Company entered into a loan and security agreement with Square 1 Bank that provided for an initial borrowing of $6.0 million and, subject to the achievement of certain revenue milestones, the ability to borrow an additional $1.0 million in January 2014. The Company also received access to a $5.0 million revolving line of credit. The Company concurrently issued a warrant to purchase up to 15,791 ordinary shares of the Company at an exercise price of $0.80 per share. Due to the lack of market quotes relating to the Company’s ordinary share warrants, the fair value of the warrants was determined using the Black-Scholes model, which is based on Level 3 inputs. In December 2013, following the Company’s IPO, the Company repaid the loan in full and canceled the line of credit.

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

On July 31, 2014, the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The terms of the purchase agreement included contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million at any time on or prior to July 31, 2024. The milestone payments consist of completion of studies related to acquired technologies, development of diagnostic test kits, patient enrollment in an Institutional Review Board approved study, issuance of patents, and approvals or clearances by the U.S. Food and Drug Administration. The fair value of future potential milestone payments was determined based upon a probability weighted analysis of expected future milestone payments to be made to the seller, which are considered as Level 3 inputs.

The following tables provide a summary of changes in the fair value of the Company's Level 3 financial liabilities for the years ended December 31:

(in thousands)	2014
Balance – beginning	$296
Change in fair value of warrant liability	22
Reclassification of liability to additional paid-in capital upon exercise of warrants	(318)
Contingent purchase price consideration	1,247
Change in fair value of contingent purchase price consideration	72
Foreign currency adjustment	(101)
Balance – ending	$1,218

(in thousands)	2013
Balance – beginning	$—
Initial fair value of warrants at issuance in May 2013	17
Change in fair value of warrant liability	279
Reclassification of liability to additional paid-in capital upon exercise of warrants	—
Balance – ending	$296

The change in fair value of the warrant liability is included general and administrative expense in the Company’s condensed consolidated statements of operations and the change in fair value of contingent purchase price consideration is included in research and development expense.

3. Accounts receivable

Accounts receivable, net, consisted of the following as of:

	December 31,
(in thousands)	2014	2013
Accounts receivable	$6,937	$4,919
Less allowance for uncollectible accounts receivable	(114)	(165)

Accounts receivable, net	$6,823	$4,754

Activity for the allowance for uncollectible accounts receivable is as follows:

	December 31,
(in thousands)	2014	2013	2012
Balance at beginning of period	$(165)	$(144)	$(200)
Provision for bad debt expense	—	(124)	—
Write-off, net of recoveries	51	103	56

Balance at end of period	$(114)	$(165)	$(144)

4. Inventory

Inventory consisted of the following as of:

	December 31,
(in thousands)	2014	2013
Raw materials	$3,605	$2,866
Finished goods	2,820	2,584

Inventory, net	$6,425	$5,450

5. Property and equipment, net

Property and equipment, net consists of the following as of:

	December 31,
(in thousands)	2014	2013

Laboratory equipment	$2,815	$2,072
Leasehold improvements	2,869	2,029
Office equipment, furniture and fixtures	2,603	2,025
Software	1,065	692
Specialized shipping containers	1,088	294

Property and equipment	10,440	7,112
Less accumulated depreciation	(5,903)	(4,148)

Property and equipment, net	$4,537	$2,964

For the years ended December 31, 2014, 2013, and 2012, the Company recorded depreciation expense of $1.8 million, $1.0 million, and $0.7 million, respectively. Depreciation expense includes amortization of capital leases.

Depreciable lives range from three to ten years for laboratory equipment, office equipment, leasehold improvements, and furniture and fixtures and three years for software and specialized shipping containers.

For the years ended December 31, 2014 and 2013, there were no material capital leases, disposals or retirements.

6. Intangible assets

The Company’s definite-lived intangible assets include in-licensed intellectual property, principally technology licenses. During the year ended December 31, 2012, the Company entered into a new license agreement under which it capitalized $0.1 million. During the year ended December 31, 2013, the Company capitalized a $0.2 million fee related to the assignment of certain patents to it by Isis Innovation Limited (Isis) in November 2013. The licenses are being amortized over the estimated remaining useful lives of the underlying license agreements, which range from 3 to 9 years. The weighted-average useful life of the license agreements is 8.3 years. For the years ended December 31, 2014, 2013, and 2012, the Company recorded amortization expense of $43,000, $43,000, and $30,000, respectively. Amortization expense is estimated at $41,000 for 2015, $41,000 for 2016, $41,000 for 2017, $26,000 for 2018, and $25,000 for 2019.

Definite-lived intangible assets, originally denominated in GBP, as of December 31, 2014 and 2013 consist of the following:

	December 31,
(in thousands)	2014	2013
Gross carrying value	$828	$878
Accumulated amortization	(555)	(547)

Other intangible assets, net	$273	$331

On July 31, 2014, the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. In conjunction with the acquisition, the Company acquired $2.6 million of indefinite-lived IPR&D and recorded $55,000 of goodwill. The following table sets forth the changes in the carrying amount of goodwill for the five-month period subsequent to the acquisition, ended December 31, 2014 (in thousands):

Goodwill from Boulder acquisition	$55
Foreign currency adjustment	(5)

Balance at end of period	$50

For more information on the Boulder acquisition, see Note 18 “Acquisition activity”.

7. Accrued liabilities

Accrued liabilities consist of the following as of:

	December 31,
(in thousands)	2014	2013
Employee related expenses	$3,348	$2,766
Royalties	2,458	2,064
Professional services	323	99
Rent	196	366
Inventory	88	293
Accrued initial public offering costs	—	845
Other accrued liabilities	657	503

Total accrued liabilities	$7,070	$6,936

8. Borrowings

In February 2012 the Company entered into a secured credit facility with a commercial bank that provided for borrowings of up to $3.0 million originally through February 2013 and extended through May 2013. In February 2012 the Company borrowed $1.5 million under the credit facility. Interest accrued daily on the outstanding balance at the prime rate plus 1.5% per annum, with a minimum of the Daily Adjusting LIBOR rate plus 2.5% per annum. The credit facility was secured by substantially all assets of the Company. The total amount outstanding on the facility as of December 31, 2012 was $1.5 million. The loan was re-paid in full on May 24, 2013. The Company had no borrowings in 2014.

In connection with this credit facility, the Company issued a warrant to purchase up to 3,682 ordinary shares of the Company at an exercise price of $0.06705 per ordinary share. The warrant became exercisable immediately upon entering the secured credit facility and was to expire in February 2019. The fair value of the warrant was $3,000 at the date of grant and was determined by applying the Black-Scholes option pricing model, using the following assumptions:

	Fair value at date of grant	Valuation technique	Assumption	Input range/ value

Warrant liability ($ in thousands)	$3	Black-Scholes option pricing model	Expected volatility	37.6%
			Estimated fair value of ordinary share	$0.14
			Exercise price	$0.01
			Expected term (in years)	3
			Dividend yield	0.0%
			Risk-free interest rate	0.37%

The warrant was exercised in March 2014, and the Company issued 3,682 ordinary shares and received proceeds of $257.74.

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

Concurrently with the issuance of each tranche of the 2012 Notes the Company was obligated to pay the holders of the 2012 Notes a facility fee, payable in F preferred units, which consisted of one F preferred ordinary share and one-third of an ordinary share per unit. The number of F Preferred Units issued was equal to 50% of the nominal amount of each tranche of the 2012 Notes, divided by $1.622, with no fractional shares issued. 137,922 F preferred ordinary shares and 45,973 ordinary shares were issued in connection with the March 2012 tranche and 45,974 F preferred ordinary shares and 15,324 ordinary shares were issued in connection with the April 2012 tranche. The fair value of the F Preferred Units on the dates of issuance totaled approximately $2.0 million. The proceeds from the 2012 Notes were allocated to the 2012 Notes and F Preferred Units based on the relative fair value of each on the issuance dates. The F Preferred Units were recorded as a discount to the 2012 Notes carrying value of $1.3 million to be amortized to interest expense over the term of the 2012 Notes.

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

The feature which required automatic conversion upon a qualifying or non-qualifying equity fundraising was a redemption feature that met the definition of an embedded derivative and required bifurcation from the 2012 Notes. The derivative was recorded as a liability with a corresponding discount to the 2012 Notes’ carrying value at its fair value of $0.1 million. The discount was amortized to interest expense over the term of the 2012 Notes.

The feature which provided for the optional conversion upon the consummation of a debt fundraising represented a beneficial conversion feature. Because the beneficial conversion feature was contingent upon a future debt fundraising that was not certain to occur, the beneficial conversion feature was not recognized in the Company’s financial statements until the contingency was resolved. In June 2012, the Company closed the first tranche of the G preferred ordinary share financing round. Both tranches of the 2012 Notes were converted into a total of 350,923 shares of G preferred ordinary shares. In a conversion of a convertible bond pursuant to the original conversion terms the debt was settled in exchange for equity and no gain or loss was recognized on conversion. At the conversion date the discount on the borrowing was fully amortized. The redemption feature was adjusted to its fair value of zero upon conversion and the liability was reduced to this amount with an offsetting adjustment to interest expense.

In May 2013, the Company entered a loan and security agreement with a commercial bank that provided for an initial borrowing of $6.0 million and, subject to the achievement of certain revenue milestones, the ability to borrow an additional $1.0 million in January 2014. The Company also received access to a $5.0 million revolving line of credit. The Company concurrently issued a warrant to purchase up to 15,791 ordinary shares of the Company at an exercise price of $0.80 per share. The loan was secured by substantially all assets of the Company. Interest accrued daily on the outstanding balance at the prime rate plus 2.75%, with a minimum 6.0% per annum. The loan agreement contained certain restrictions on the Company, including restrictions on additional indebtedness, dispositions, dividend payments and future loans. The term loan was repaid and the credit facility was cancelled in December 2013, following the Company’s IPO. In addition, the bank released the Company from the security interest in its assets. In conjunction with the termination of the term loan and the credit facility, $142,000 of deferred loan costs were expensed. The warrant became exercisable upon issuance and was to expire in May 2023. The proceeds from the loan were first allocated to the warrant based upon the estimated fair value as of the issuance date, with the residual proceeds allocated to the term loan. This warrant was issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional ordinary shares or securities exercisable, convertible or exchangeable for the Company’s existing ordinary shares were issued at a price less than the exercise price. Therefore, the fair value of this warrant was recorded as a liability in the consolidated balance sheet and was to be marked to market at each reporting period end until it was exercised or expired or was otherwise extinguished.

The fair value of the warrant was recorded as a liability upon issuance with a corresponding discount on the borrowing of $17,000 to be amortized to interest expense over the term of the loan. The estimated fair value of the warrants at December 31, 2013 was $296,000. The change in the estimated fair value of the warrants during the period ended December 31, 2013 was recorded as a component of other income (expense) in the consolidated statement of operations. The fair value was derived by applying the following assumptions:

	Fair value at December 31, 2013	Valuation technique	Assumption	Input range/ value

Warrant liability ($ in thousands)	$296	Black-Scholes option pricing model	Expected volatility	48.6%
			Estimated fair value of ordinary share	$19.38
			Exercise price	$0.80
			Expected term (in years)	9.4
			Dividend yield	0%
			Risk-free interest rate	2.64%

In April 2014, the holder of the warrant to purchase 15,791 of the Company’s ordinary shares elected to exercise the warrant through a cashless conversion, as defined in the warrant agreement. As a result, in April 2014 the Company issued 15,148 ordinary shares in full settlement of the warrant.

In June 2013, in conjunction with the lease for approximately 14,500 square feet of office space in Marlborough, Massachusetts, the Company received a payment of $581,640 from the landlord, representing approximately 80% of the cost to build-out the facility. In accordance with Financial Accounting Standards Board, Accounting Standards Codification 840, Leases, this reimbursement was recorded as a liability in loans payable and is being amortized over the life of the lease. At December 31, 2014, $108,000 is included in the balance sheet in current portion of loans payable and $358,000 is included in long-term portion of loans payable.

In October 2013, the Company issued a convertible promissory note in the amount of $5.0 million to Fosun Industrial Co., Ltd., (the “Fosun Note”). The Fosun Note paid interest at 8% per annum.

In the event of an IPO, the Fosun Note principal and accrued interest were to automatically convert to ordinary shares at a 10% discount to the IPO offering price. Fosun also had an option to elect, prior to July 1, 2014, to require the Company to create and then convert the Fosun Note to H preferred ordinary shares or pay in full all principal and interest outstanding on or before July 1, 2016. In the event of an IPO, the shares were to be subjected to restrictions prohibiting sale or transfer of more than one-third of the shares each year for the first three years following the offering.

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

The Company has restricted cash in the amount of $80,000 pledged as collateral for procurement cards issued by a commercial bank.

9. Share capital

As of December 31, 2014, the Company had 17,614,650 ordinary shares outstanding. In addition, there were a total of 1,877,142 options and a total of 275,500 restricted shares outstanding as of December 31, 2014.

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

b. Ordinary shares

On November 21, 2013, the registration statement for the Company’s IPO was declared effective by the Securities and Exchange Commission. The Company sold 6,164,000 ordinary shares, at an initial public offering price of $12.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 804,000 additional ordinary shares. Net proceeds from the IPO were approximately $63.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. Following the Company’s IPO, the Company now has one class of ordinary shares authorized. As of December 31, 2014, there were 40,103,528 ordinary shares authorized and 17,614,650 ordinary shares issued and outstanding.

10. Share option and equity incentive plans

The Company has issued share options since 2003, and restricted shares since 2014, to incentivize employees and directors providing services to the Company. The Company currently maintains two equity compensation plans, the Amended and Restated 2008 Stock Incentive Plan and the 2013 Share Incentive Plan (the Plans). With the adoption of the 2013 Share Incentive Plan, the Company is no longer authorized to grant awards under the Amended and Restated 2008 Stock Incentive Plan.

In November 2013, in connection with the Company’s IPO, the Company adopted the 2013 Share Incentive Plan (the 2013 Plan) which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan authorizes the Company to grant up to 2,684,563 ordinary shares with such amount automatically increasing annually on each January 1st from January 1, 2015 to January 1, 2023 by 4% of the number of shares outstanding on the close of business of the immediately preceding December 31st, provided that the Board of Directors may limit the increase to a smaller amount or to no increase in any given year. At December 31, 2014, there were 1,589,956 shares available for future issuance under the 2013 Plan.

Under both the 2008 Plan and the 2013 Plan, share options, and only under the 2013 Plan, restricted shares, have been granted to employees, officers and directors who provide services to the Company. Options generally vest based on the grantee’s continued service with the Company during a specified period following grant or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years. Option awards to employees generally vest monthly over a four year period; however, the vesting percentage remains 0% until the second anniversary of the vesting start date of the employee’s first option award under the 2008 Plan and either the second anniversary of the employee’s date of hire or the first day of the month following the second anniversary of the employee’s date of hire under the 2013 Plan. Restricted shares vest based on the grantees’ continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date.

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

The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted-average grant date fair value per share relating to share options granted under the Plans during the years ended December 31, 2014, 2013, and 2012 was $9.32, $3.04, and $0.27, respectively. Share-based compensation expense for restricted shares is calculated based on the grant date market price of the shares and is also amortized on a straight-line basis over the requisite service period of the awards.

The fair value of each option granted under the Plans has been calculated on the date of grant using the following assumptions:

	2014	2013	2012
Expected dividend yield (%)	—	—	—
Expected volatility (%)	46.87	47.78	49.43
Risk-free interest rate (%)	1.86	1.38	1.03
Expected life of option (years)	6.19	6.22	6.25
Weighted-average share price ($)	19.66	5.86	0.60
Weighted-average exercise price ($)	19.66	4.97	0.60
Model used	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2014, 2013, and 2012, a forfeiture rate of 5% was applied.

The following table illustrates the number of ordinary shares and weighted-average exercise prices (WAEP) of, and movements in, share options during the year:

	Number of ordinary shares	WAEP in $
Outstanding as of January 1, 2013	1,446,807	$0.36
Granted	312,198	5.12
Exercised	(201,459)	0.12
Forfeited	(198,532)	0.24
Outstanding as of December 31, 2013	1,359,014	1.50
Exercisable as of December 31, 2013	1,320,922	$1.48

Outstanding as of January 1, 2014	1,359,014	$1.50
Granted	633,823	19.66
Exercised	(65,054)	0.22
Forfeited	(50,641)	12.30
Outstanding as of December 31, 2014	1,877,142	7.39
Vested or expected to vest as of December 31, 2014	1,829,020	$7.27
Exercisable as of December 31, 2014	914,704	$2.55

The following table illustrates the number of restricted shares and weighted-average fair value (WAFV) of, and movements in, restricted shares during the year:

	Number of ordinary shares	WAFV in $
Unvested balance as of January 1, 2014	-	$-
Granted	275,500	22.25
Cancelled	-	-
Vested	-	-
Unvested balance as of December 31, 2014	275,500	22.25

As of December 31, 2014, there was $4.9 million and $4.9 million of total unrecognized compensation cost related to non-vested share options and restricted shares, respectively, granted under the Plans. That cost for unvested share options and restricted shares is expected to be recognized over a weighted-average period of 2.5 years and 3.2 years, respectively.

A summary of options outstanding and exercisable as of December 31, 2014, follows:

			Total options outstanding		Total options exercisable
Exercise prices			Number of options	Weighted-average remaining life in years	Number of options	Weighted-average remaining life in years
$0.00	-	$1.00	1,153,736		814,055
$1.01	-	$5.00	42,049		7,901
$10.00	-	$15.00	160,721		-
$15.01	-	$20.00	159,262		24,258
$20.01	-	$25.00	361,374		68,490
			1,877,142	7.9	914,704	6.9

The aggregate intrinsic value of all share options outstanding under the Plans as of December 31, 2014 and 2013 is $15.7 million and $24.8 million, respectively. The aggregate intrinsic value of share options that were fully vested under the Plans as of December 31, 2014 is $10.8 million.

During the years ended December 31, 2014, 2013, and 2012, current and former employees of the Company exercised a total of 65,054, 201,459, and 9,378 share options, respectively, resulting in total proceeds of $14,000 during 2014, $24,000 during 2013 and less than $1,000 during 2012. The intrinsic value of share options exercised during the years ended December 31, 2014, 2013, and 2012 was $0.9 million, $3.9 million, and $6,000, respectively. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the Plans described above.

A summary of the activity of the Company’s unvested share options is as follows:

	Number of shares	Weighted-average grant date fair value
Balance as of December 31, 2013	761,840	$1.43
Granted	633,823	9.32
Vested	(385,042)	2.66
Forfeited	(48,182)	6.06
Balance as of December 31, 2014	962,439	5.92

The total fair value of shares vested for the years ended December 31, 2014, 2013, and 2012 was $1.0 million, $42,000, and $12,000, respectively.

The impact on the Company’s results of operations from share-based compensation for the years ended December 31, 2014, 2013, and 2012, was as follows:

(in thousands)	2014	2013	2012
Cost of revenue	$330	$5	$2
Research and development	87	1	4
Sales and marketing	949	26	18
General and administrative	1,155	108	55
Total share-based compensation	$2,521	$140	$79

For the year ended December 31, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $1.6 million and $0.9 million, respectively. For the years ended December 31, 2013 and 2012, the Company only incurred shared-based compensation expense related to share options.

11. Net loss per share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share:

	Year ended December 31,
($ in thousands)	2014	2013	2012
Numerator:
Net loss attributable to ordinary shareholders	$(22,174)	$(8,664)	$(14,883)

Denominator:
Weighted-average ordinary shares outstanding-basic	17,310,148	3,830,837	1,763,728
Dilutive effect of ordinary share equivalents resulting from ordinary share options, ordinary share warrants and preferred ordinary shares (as converted)	—	—	—
Weighted-average ordinary shares outstanding-diluted	17,310,148	3,830,837	1,763,728

The following numbers of outstanding ordinary share options, ordinary share warrants, preferred ordinary shares (on an “as converted to ordinary shares” basis) and restricted shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year ended December 31,
	2014	2013	2012
Options to purchase ordinary shares	1,194,612	1,252,790	1,129,657
Ordinary share warrant	—	19,473	3,682
Preferred ordinary shares (as converted)	—	—	7,301,371
Unvested restricted shares	275,500	—	—

12. Related party transactions

In October 2013, the Company issued a convertible promissory note in the amount of $5.0 million to Fosun Industrial Co., Ltd., (the Fosun Note). The Fosun Note paid interest at 8% per annum. In connection with the Company’s IPO in November 2013, the Fosun Note and interest of approximately $50,000 automatically converted into 467,551 of the Company’s ordinary shares at a price per share which reflected a 10% discount to the IPO offering price of $12.00 per share. The shares are subject to restrictions prohibiting sale or transfer of more than one-third of the shares each year for the first three years following the IPO. The feature which required automatic conversion upon an IPO was a redemption feature that met the definition of an embedded derivative requiring bifurcation from the Fosun Note. The Company determined there was no initial fair market value of the liability. Upon conversion of the Fosun Note to ordinary shares, the derivative liability terminated. In connection with the IPO the Company marked the embedded derivative to market and recorded a $561,000 loss on the change in the fair value of the instrument.

Revenue on sales to Fosun subsequent to the issuance of the promissory note was $8.5 million in 2014 and $1.3 million in 2013. The balance of accounts receivable from Fosun at December 31, 2014 was $1.4 million and the balance at December 31, 2013 was immaterial.

13. Income taxes

The components of profit (loss) before income taxes are as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Domestic (United Kingdom)	$(158)	$4,915	$(2,754)
Foreign (United States)	(21,862)	(13,487)	(12,280)
Loss before income taxes	$(22,020)	$(8,572)	$(15,034)

The components for the income tax expense (benefit) are as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Current:
Federal	$—	$—	$—
UK	—	—	(173)
Japan	119	47	—
State	35	45	22
Total current provision	154	92	(151)

Deferred:
Federal	—	—	—
UK	—	—	—
State	—	—	—
Total deferred benefit	—	—	—
	$154	$92	$(151)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s effective income tax rate differs from the statutory domestic (United Kingdom) income tax rate as follows for the years ended December 31:

	2014	2013	2012
Income tax rate	21.5%	23.3%	20.0%
U.K. research and development credit	1.7	—	1.1
Other	(1.2)	(0.6)	(0.3)
Effect of foreign tax rate differential	17.9	16.9	15.9
Valuation allowance	(40.6)	(40.6)	(35.7)
Effective income tax rate	(0.7)%	(1.0)%	1.0%

The Company is headquartered in the United Kingdom and the effective U.K. corporate tax rate for the years ended December 31, 2014, 2013, and 2012 was 21.5%, 23.3%, 20%, respectively. The U.S. federal corporate tax rate was 34% for the years ended December 31, 2014, 2013, and 2012. The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company remains subject to examination by various tax authorities for tax years 2011 through 2014. With a few exceptions, the Company is no longer subject to examinations by tax authorities for the tax years 2010 and prior. However, net operating losses from the tax years 2010 and prior would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

Significant components of the Company’s deferred tax assets are as follows for the years ended December 31:

(in thousands)	2014	2013

Deferred tax assets:
Long term deferred tax assets:
U.S. federal net operating losses	$24,136	$16,897
State net operating loss (net of federal)	3,001	1,659
U.S. federal research and development credit	110	—
U.K. net operating loss	7,800	7,408
Share options	567	112
Accrued liabilities	97	233
Other	78	127
Short term deferred tax assets:
Accrued liabilities	—	373
Other assets	—	9
Total deferred tax assets	35,789	26,818
Valuation allowance	(35,361)	(26,413)
Total deferred tax assets	$428	$405

Deferred tax liabilities:
Long term deferred tax liabilities:
Other assets	$(428)	$(405)
Total deferred tax liabilities	$(428)	$(405)

For the years ended December 31, 2014 and 2013, the Company had United Kingdom Net Operating Losses (U.K. NOLs) of $39.0 million and $37.0 million, respectively. U.S. federal net operating loss carryforwards for the years ended December 31, 2014 and 2013 were $71.9 million and $49.7 million, respectively. U.S. State net operating loss carryforwards for the years ended December 31, 2014 and 2013 were $63.6 million and $45.1 million, respectively. The federal and state NOLs include approximately $0.8 million of deductions related to the exercise of stock options subsequent to the adoption of ASC 718, “Stock Compensation.” This amount represents an excess tax benefit as defined under ASC 718 and has not been included in the gross deferred tax asset reflected for NOLs.

The federal and state net operating loss carryforwards begin to expire in 2027 and 2030, respectively and the U.K. NOLs can be carried forward indefinitely.

For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards. To date the Company has incurred significant operating losses. In addition, the maximum annual use of net operating losses and research credit carryforwards is limited in certain situations where changes occur in stock ownership.

The following table reflects the rollforward of the Company’s valuation allowance:

(in thousands)	2014	2013	2012
Beginning of year (January 1)	$26,413	$22,929	$17,556
Increase in valuation allowance	8,948	3,484	5,373
End of year (December 31)	$35,361	$26,413	$22,929

The Company reviewed its historical tax filings and tax positions and has determined no material uncertain tax positions exist at December 31, 2014 and 2013. The Company continues to monitor its tax filings and positions.

The Company generates research and development credits in the United Kingdom which are refundable if a current year loss is incurred. In the United Kingdom for the year ended December 31, 2012 the Company was reimbursed $0.2 million, for research and development tax credits. These were recorded as a reduction against income tax expense. For the year ended December 31, 2014 and 2013, no such amounts were reimbursed for research and development tax credits.

14. Intellectual property—license agreements

The Company entered into three license agreements by which it has secured certain patent rights that are necessary to make, use and sell the T-SPOT.TB test. One of these license agreements, with Isis, was terminated in connection with the assignment by Isis to the Company of certain intellectual property rights in November 2013. The Company has ongoing obligations to make certain payments to Isis while the assigned patents remain in force in certain countries. The Company’s existing license agreements related to its T-SPOT.TB test, as well as its previous license from Isis, are generally exclusive in the stated field, cover a worldwide territory, are royalty-bearing and give the Company the right to grant sublicenses. The Company has minimum royalty obligations under each existing license agreement, which continue so long as patents licensed under the agreement remain unexpired. The minimum contractual royalty payments, including ongoing minimum payment obligations to Isis, after December 31, 2014 and 2013 are set forth in the commitments and contingencies table in Note 16 “Commitments and contingencies” to these consolidated financial statements.

The Company incurs royalties under each existing license agreement, has incurred royalties under the Isis license agreement, and will incur continuing payment obligations to Isis that are treated as royalties in these financial statements, based on its product and service revenue. The aggregate royalty expense relating to the three license agreements amounted to $4.8 million, $3.7 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company paid other license-related expenses, including patent prosecution expenses, milestone payments and assignment fees due to these licensors, amounting to $0.1 million, $0.3 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate royalty rate paid by the Company in the years ended December 31, 2014, 2013, and 2012, as a percentage of the gross product and service revenue of the Company, was 10%, 10%, and 11%, respectively.

15. Employee benefit plans

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

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. The U.K. Plan allows all U.K. employees to contribute a minimum of 5% of salary with no maximum limit. The contribution is matched by the Company, up to a maximum of 5% of salary. The Company paid to the U.K. Plan $0.5 million in matching contributions in the year ended December 31, 2014, and $0.4 million in each of the years ended December 31, 2013 and 2012.

16. Commitments and contingencies

Operating leases

At December 31, 2014, the Company leases facilities under four non-cancelable operating leases, with terms that expire between 2018 and 2021. The Company leases office, storage, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire on January 31, 2018 (with respect to the storage facility) and June 11, 2019. On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. During June 2013, the Company moved into this facility and vacated the old facility prior to lease expiration on June 30, 2013. The new lease term runs from June 2013 to October 2018. The Company leases laboratory space in Memphis, Tennessee, which lease is due to expire on December 31, 2021. For property in the United States, the Company has bank balances pledged as security as described in Note 1, “Description of business and significant accounting policies—Restricted cash” to these consolidated financial statements.

Future minimum lease payments required under the non-cancelable operating leases in effect as of December 31, 2014 are as follows:

(in thousands)	December 31, 2014
Year 1	$975
Year 2	982
Year 3	843
Year 4	776
Year 5	261
Thereafter	—
Total minimum lease payments	$3,837

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled $0.7 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.

Purchase commitments

The Company has license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by the Company for access to certain technologies. In addition, the Company pays royalties as a percent of revenue as described in Note 14, “Intellectual property—license agreements” to these consolidated financial statements. In addition, the Company has outstanding purchase obligations to its suppliers.

Future minimum payments required under license agreements and supplier purchase obligations in effect as of December 31, 2014 are as follows:

(in thousands)	License agreements	Supplier purchase obligations	Total
Year 1	$1,688	$3,180	$4,868
Year 2	1,688	250	1,938
Year 3	1,688	250	1,938
Year 4	1,688	250	1,938
Year 5	1,676	—	1,676
Thereafter	25	—	25
Total minimum license payments	$8,453	$3,930	$12,383

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

17. Geographic revenue and long-lived assets distribution

The Company is domiciled in the United Kingdom and operates in three geographies: the United States, Europe and the Rest of the World (ROW), and Asia. Revenue and long-lived assets for the years ended December 31, 2014, 2013, and 2012 are shown in the following table:

	Revenue			Long-lived assets
	Year ended December 31,			Year ended December 31,
(in thousands)	2014	2013	2012	2014	2013
United States	$22,537	$17,345	$10,366	$3,198	$2,496
United Kingdom	2,971	2,795	2,466	928	360
Europe & ROW (excluding United Kingdom)	4,248	4,362	4,064	259	—
Europe & ROW	7,219	7,157	6,530	1,187	360
Asia	19,749	14,282	3,789	152	108
Total	$49,505	$38,784	$20,685	$4,537	$2,964

China represented approximately 43%, 44%, and 82% of Asia revenue in 2014, 2013, and 2012, respectively. Japan represented approximately 54%, 55%, and 7% of Asia revenue in 2014, 2013, and 2012, respectively.

18. Acquisition activity

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

On July 31, 2014 (“date of the acquisition”), the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The assets acquired primarily relate to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. As part of the transaction, Boulder transferred to the Company all shares of capital stock in its wholly-owned subsidiary, Boulder Diagnostics Europe GmbH, such that the Company has become the sole owner of Boulder Diagnostics Europe GmbH.

The terms of the purchase agreement provided for an upfront payment of $1.7 million and contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million in respect of the Lyme disease and gout assays at any time on or prior to July 31, 2024. The milestone payments consist of up to $400,000 for the completion of studies related to acquired technologies, up to $700,000 for the development of diagnostic test kits, $500,000 for the first patient enrolled in an Institutional Review Board approved study, up to $1.5 million for the issuance of patents, and up to $3.0 million for approvals or clearances by the U.S. Food and Drug Administration. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy and the fair value has been estimated to be $1.2 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 15%. Such liability is adjusted to fair value at each reporting date, with the adjustment reflected in general and administrative expenses. See Note 2 “Fair value measurement” for information pertaining to changes in the fair value of this liability.

The acquisition of Boulder was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the third quarter of 2014. These provisional amounts have been finalized during the fourth quarter of 2014. Total consideration was (in thousands):

Cash consideration	$1,724
Estimated fair value of contingent consideration	1,247
Total consideration transferred	$2,971

$183,200 of the cash consideration has been placed in an escrow account for a period of 24 months as security for any undisclosed liabilities and as indemnification for certain items. The Company paid approximately $181,000 in transaction costs associated with this transaction, which is included in general and administrative expense in the consolidated statement of operations.

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

On the date of the acquisition the fair value of IPR&D acquired was determined to be $2.6 million ($1.8 million for the Lyme disease assay, $0.5 million for the assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition, and $0.3 million for the gout assay) using the excess earnings method with significant inputs, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and a 15% discount rate, that are not observable. The Company considers the fair value of IPR&D to be a Level 3 fair value asset due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. There was no evidence of any impairment indicators at December 31, 2014 and there were no impairment charges during the year ended December 31, 2014.

Actual results of operations of Boulder are included in the financial statements from the date of the acquisition, including revenues in the amount of $42,000 and losses from operations of $396,000. The functional currency for Boulder in Germany is the Euro.

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

	Year Ended December 31,
(in thousands, except share and per share data)	2014	2013
Total revenues	$49,577	$38,923
Net loss	$(22,399)	$(9,669)
Net loss per share—basic and diluted	$(1.29)	$(2.52)
Weighted average shares outstanding—basic and diluted	17,310,148	3,830,837

19. Restructuring

During the fourth quarter of 2014, the Company closed the facilities that had been used by Boulder (see Note 18 “Acquisition activity”), terminated four employees, and consolidated the research and development activities that had been performed at those locations to the Company’s Abingdon, U.K. and Memphis, Tennessee facilities. As a result of these actions, the Company recorded in research and development expense a restructuring charge of $182,000. A summary of these charges and payments made to date are included in the below table. Accrued restructuring costs at December 31, 2014 are included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Abandonment of Excess Facilities	Relocation Costs	Severance	Total
Balance at December 31, 2013	$—	$—	$—	$—
Costs incurred in 2014	86	70	16	172
Payments	(44)	(42)	(16)	(102)
Balance at December 31, 2014	$42	$28	$—	$70

In addition to the items listed above, the Company recorded charges totaling $10,000 to write-off abandoned equipment.

20. Subsequent events

On January 29, 2015, the Company entered into an Underwriting Agreement with several Underwriters, relating to the Offering of 4,255,319 Shares, at an Offering Price to the public of $11.75 per Share. The Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $11.045 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 638,297 Option Shares at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the Underwriters exercised their option to purchase the Option Shares in full. The gross proceeds to the Company from the sale of the Shares and the Option Shares were approximately $57.5 million and the Company received net proceeds of approximately $53.7 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by the Company. The Offering closed on February 4, 2015.

Effective January 15, 2015, the Remuneration Committee of the Board of Directors approved grants to employees for up to 355,509 share options from the Oxford Immunotec Global PLC 2013 Share Incentive Plan. These grants were issued to employees in the first quarter of 2015.