Form 10-Q
period 2015-03-31
Oxford Immunotec Global PLC
filed 2015-05-06
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of April 30, 2015, there were 22,513,782 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Special note regarding forward-looking statements

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

●	continued demand for diagnostic products for tuberculosis and the development of new market opportunities;
●	our ability to compete successfully and to maintain and expand our sales network;
●	decisions by insurers and other third party payors with respect to coverage and reimbursements;
●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;
●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
●	our ability to retain key members of our management;
●	the impact of taxes on our business, including our ability to use net operating losses;
●	the impact of legislative and regulatory developments, including healthcare reform, on our business;
●	the impact of product liability, intellectual property and commercial litigation on our business;
●	our ability to comply with SEC reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;
●	our ability to maintain our license to sell our products around the world, including in countries such as China and the United States, including the several states requiring licensure;
●	our ability to protect and enforce our intellectual property rights;
●	our status as an emerging growth company and as an English company listing ordinary shares in the United States;
●	the volatility of the price of our share price, substantial future sales of our shares and the fact that we do not pay dividends; and
●	the impact of anti-takeover provisions under U.K. law and our articles of association.

You should refer to Part I, Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

(unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$94,027	$50,165
Restricted cash	—	200
Accounts receivable, net	7,234	6,823
Inventory	5,757	6,425
Prepaid expenses and other assets	4,398	2,755
Total current assets	111,416	66,368
Restricted cash, non-current	192	192
Property and equipment, net	5,123	4,537
In-process research and development	2,128	2,399
Goodwill	44	50
Other intangible assets, net	250	273
Other assets	24	30
Total assets	$119,177	$73,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,695	$2,368
Accrued liabilities	4,622	7,070
Deferred income	1,886	1,993
Current portion of loans payable	131	137
Total current liabilities	9,334	11,568
Long-term portion of loans payable	418	454
Contingent purchase price consideration	1,126	1,218
Total liabilities	10,878	13,240

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at March 31, 2015 and December 31, 2014, and 22,513,782 and 17,614,650 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	242	192
Additional paid-in capital	241,416	186,816
Accumulated deficit	(128,140)	(121,829)
Accumulated other comprehensive loss	(5,219)	(4,570)
Total shareholders’ equity	108,299	60,609
Total liabilities and shareholders’ equity	$119,177	$73,849

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2015	2014
Revenue:
Product	$7,122	$6,825
Service	6,679	5,449
Total revenue	13,801	12,274
Cost of revenue:
Product	3,070	3,041
Service	3,585	2,971
Total cost of revenue	6,655	6,012
Gross profit	7,146	6,262
Operating expenses:
Research and development	2,359	724
Sales and marketing	7,441	4,565
General and administrative	3,867	3,912
Total operating expenses	13,667	9,201
Loss from operations	(6,521)	(2,939)
Other income (expense):
Interest expense, net	(15)	(35)
Foreign exchange gains (losses)	165	(145)
Other income (expense)	107	(2)
Loss before income taxes	(6,264)	(3,121)
Income tax expense	47	32
Net loss	$(6,311)	$(3,153)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.31)	$(0.18)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	20,331,411	17,264,135

See accompanying notes to these unaudited condensed consolidated financial statements

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Net loss	$(6,311)	$(3,153)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment, net of taxes	(649)	618
Other comprehensive (loss) income, net of taxes	(649)	618
Total comprehensive loss	$(6,960)	$(2,535)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(6,311)	$(3,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	351
Share-based compensation expense	875	265
Change in fair value of contingent purchase price consideration	47	—
Loss on change in fair value of warrants	—	10
Changes in operating assets and liabilities:
Accounts receivable, net	(627)	(3,828)
Inventory	457	(512)
Prepaid expenses and other assets	(1,733)	(1,605)
Accounts payable	480	2,282
Accrued liabilities	(2,298)	(3,240)
Deferred income	(11)	955
Net cash used in operating activities	(8,668)	(8,475)
Cash flows from investing activities
Purchases of property and equipment	(1,208)	(581)
Purchases of intangible assets	—	(17)
Decrease in restricted cash	200	57
Net cash used in investing activities	(1,008)	(541)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	53,770	—
Proceeds from exercise of share options and warrants	4	1
Payments on loan	(42)	(42)
Net cash provided by (used in) financing activities	53,732	(41)
Effect of exchange rate changes on cash and cash equivalents	(194)	193
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	43,862	(8,864)
Cash and cash equivalents at beginning of period	50,165	76,494
Cash and cash equivalents at end of period	$94,027	$67,630

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

During the first quarter of 2015, the Company announced the availability in the United States of a new test that measures the strength of a patient's cellular immune response to cytomegalovirus, or CMV, infection. CMV can affect individuals with weaknesses in their T cell response and is therefore an important and common cause of morbidity and mortality in solid organ and hematopoietic stem cell transplant recipients. This T-SPOT.CMV test is available as a Laboratory Developed Test from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2015, the results of operations for the three-month periods ended March 31, 2015 and 2014, and the cash flows for the three-month periods ended March 31, 2015 and 2014. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2014, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2014 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2015 (the “Company’s 2014 Form 10-K”).

Note 1 to the consolidated financial statements included in the Company’s 2014 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2015.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging, or ASU 2014-16. The objective of ASU 2014-16 is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. ASU 2014-16 requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply ASU 2014-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 on January 1, 2015 had no impact on the Company’s presentation of its results of operations, financial position or disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2015-01 on January 1, 2015 had no impact on the Company’s presentation of its results of operations, financial position or disclosures.

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

		Fair value measurements at March 31, 2015 using
(in thousands)	March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,126	$—	$—	$1,126
Total	$1,126	$—	$—	$1,126

		Fair value measurements at December 31, 2014 using
(in thousands)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,218	$—	$—	$1,218
Total	$1,218	$—	$—	$1,218

On July 31, 2014, the Company acquired substantially all of the assets of Boulder Diagnostics, Inc., or Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The terms of the purchase agreement included contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million at any time on or prior to July 31, 2024. The milestone payments consist of completion of studies related to acquired technologies, development of diagnostic test kits, patient enrollment in an Institutional Review Board approved study, issuance of patents, and approvals or clearances by the U.S. Food and Drug Administration, or FDA. The fair value of future potential milestone payments was determined based upon a probability weighted analysis of expected future milestone payments to be made to the seller, which are considered as Level 3 inputs.

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three-month period ended March 31, 2015 (in thousands):

Balance – beginning	$1,218
Change in fair value of contingent purchase price consideration	47
Foreign currency adjustment	(139)
Balance – ending	$1,126

3.	Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	March 31, 2015	December 31, 2014
Accounts receivable	$7,470	$6,937
Less allowance for uncollectible accounts receivable	(236)	(114)
Accounts receivable, net	$7,234	$6,823

4.	Inventory

Inventory consisted of the following as of:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials	$3,150	$3,605
Finished goods	2,607	2,820
Inventory, net	$5,757	$6,425

5.	Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2015	December 31, 2014
Employee related expenses	$2,878	$3,348
Royalties	429	2,458
Inventory	298	88
Professional services	252	323
Rent	61	196
Other accrued liabilities	704	657
Total accrued liabilities	$4,622	$7,070

6.	Share option and equity incentive plan

Expense recognized related to share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Cost of revenue	$117	$11
Research and development	54	6
Sales and marketing	317	89
General and administrative	387	159
Total share-based compensation	$875	$265

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan (the “2013 Plan”), which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company.

During the three-month period ended March 31, 2015, the Company granted to certain employees 406,531 share options with exercise prices ranging from $14.21 to $14.61 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended March 31, 2015 was $6.55 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years.

During the three months ended March 31, 2015, the Company awarded an employee 27,378 restricted share units with a grant date fair value equal to $14.61 per share under the 2013 Plan. The restricted shares vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended March 31, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/restricted share units of $585,000 and $290,000, respectively. For the three-month period ended March 31, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of $177,000 and $88,000, respectively.

As of March 31, 2015, there was $6.6 million and $5.0 million of total unrecognized compensation cost related to unvested share options and restricted shares, respectively. These costs are expected to be recognized over weighted-average periods of 2.9 years for share options and 3.0 years for restricted shares.

7.	Share capital

On January 29, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Piper Jaffray & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the public offering (the “Offering”) of 4,255,319 ordinary shares, nominal value £0.006705 (the “Shares”), at an offering price to the public of $11.75 per Share (the “Offering Price”). The Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $11.045 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 638,297 Shares (the “Option Shares”) at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the Underwriters exercised their option to purchase the Option Shares in full. The gross proceeds to the Company from the sale of the Shares and the Option Shares were approximately $57.5 million and the Company received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by the Company. The Offering closed on February 4, 2015.

During the first three months of 2015, 5,516 ordinary shares were issued upon the exercise of options. As of March 31, 2015, there were 36,183,293 ordinary shares authorized and 22,513,782 ordinary shares issued and outstanding.

8.	Restructuring

During the fourth quarter of 2014, the Company closed the facilities that had been used by Boulder, terminated four employees, and consolidated the research and development activities that had been performed at those locations to the Company’s Abingdon, U.K. and Memphis, Tennessee facilities. As a result of these actions, the Company recorded a fourth quarter 2014 restructuring charge of $182,000 in research and development expense.

The following table provides a rollforward of the liability balance for these restructuring actions.

(in thousands)	Abandonment of Excess Facilities	Relocation Costs	Severance	Total
Balance at December 31, 2014	$42	$28	$—	$70
(Credit) charge for restructuring	—	(9)	3	(6)
Payments	(42)	(19)	(3)	(64)
Balance at March 31, 2015	$—	$—	$—	$—

9.	Net loss per share

The following numbers of outstanding ordinary share options, ordinary share warrants and unvested restricted shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended March 31,
	2015	2014
Options to purchase ordinary shares	1,144,240	1,245,151
Ordinary share warrant	—	15,791
Unvested restricted shares	275,500	254,700
Unvested restricted share units	27,378	—

10.	Subsequent events

In April 2015, the T-SPOT.CMV test received a CE Mark approval in Europe. This test measures the strength of a patient's cellular immune response to CMV.

In April 2015, the Company entered into a First Amendment to Distributorship Agreement (the “Amendment”) with Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. (collectively the “Distributors”). The Amendment amends the Distributorship Agreement between the parties dated October 8, 2013, pursuant to which the Distributors purchase T-SPOT.TB test kits from the Company for distribution in China (the “Agreement”). In accordance with the terms of the Amendment, the Company will provide the Distributors with a certain quantity of T-SPOT.TB test kits at no charge for use in the Distributors’ discount programs, subject to the achievement by the Distributors of certain minimum purchase requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Company’s 2014 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Oxford Immunotec Global PLC is a global, commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. Our proprietary T-SPOT technology platform allows us to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our current development activities are principally focused on four areas: chronic infections, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive for the development of diagnostic tests because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. We believe the sensitivity of our T-SPOT technology platform, which can measure T cell and innate immune cell responses at a single cell level, well position us to bring new insights into the diagnosis, prognosis and monitoring of immune-regulated conditions.

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for Tuberculosis (TB) infection. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Our T-SPOT.TB test has been included in clinical guidelines for TB screening in at least 17 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

During the first quarter of 2015, we announced the availability in the United States of a new test that measures the strength of a patient’s cellular immune response to cytomegalovirus, or CMV, infection. CMV can affect individuals with weaknesses in their T cell response and is therefore an important and common cause of morbidity and mortality in solid organ and hematopoietic stem cell transplant recipients. This T-SPOT.CMV test is available as a laboratory developed test, or LDT, from the Group’s Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory. While we are enthusiastic about the potential clinical utility and economic value that the T-SPOT.CMV test may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies to provide the evidence needed to drive adoption and acceptance by the medical and payor communities of this test. In April 2015, the T-SPOT.CMV test also received a CE Mark approval in Europe.

We also have six active development programs pertaining to new potential tests. Each program seeks to exploit our T cell and innate immune measuring technology and cover each of our four focus areas.

Our T-SPOT.PRT (Panel of Reactive T-cells) test, also based on our T-SPOT technology platform, assesses T cell responses to foreign tissue as a means of better informing organ rejection risk in current or potential transplant recipients.

Our development pipeline also includes an assay to assess the overall competence of the T cell side of the immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, and an assay informing the efficacy of biologic therapies. We also continue to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development.

In April 2015, we entered into a First Amendment to Distributorship Agreement, or the Amendment, with Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. (collectively the “Distributors”). The Amendment amends the Distributorship Agreement between the parties dated October 8, 2013, pursuant to which the Distributors purchase T-SPOT.TB test kits from us for distribution in China (the “Agreement”). In accordance with the terms of the Amendment, we will provide the Distributors with a certain quantity of T-SPOT.TB test kits at no charge for use in the Distributors’ discount programs, subject to the achievement by the Distributors of certain minimum purchase requirements.

We have incurred significant losses from inception and as of March 31, 2015 had an accumulated deficit of $128.1 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended March 31, 2015 was $13.8 million and for the three months ended March 31, 2014 was $12.3 million. Our net loss for the three months ended March 31, 2015 was $6.3 million and for the three months ended March 31, 2014 was $3.2 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this platform.

Revenue mix

We currently offer our T-SPOT.TB test as both an in vitro diagnostic kit and a service. In the former, we sell test kits and associated accessories to distributors for resale and directly to institutions and laboratories that perform TB testing. In the latter, we have established clinical testing laboratories in the United States and the United Kingdom, where we perform our T-SPOT.TB test on samples sent to us by customers. In these markets, we have found that many customers prefer to send samples to us rather than perform their own analysis on-site.

Our U.S. business derived 96% and 97% of its revenue from our service offering (as opposed to diagnostic kit sales) for the three months ended March 31, 2015 and 2014, respectively, which reflects our experience that U.S. customers prefer to send interferon-gamma release assay, or IGRA, tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 92% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for each of the three-month periods ended March 31, 2015 and 2014. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended March 31,
(in thousands)	2015	2014
Revenue
Product	$7,122	$6,825
Service	6,679	5,449
Total revenue	$13,801	$12,274

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

	Three months ended March 31,
(in thousands, except percentages)	2015		2014
Revenue
United States	$6,369	46%	$5,001	41%
Europe & ROW	1,746	13%	1,876	15%
Asia	5,686	41%	5,397	44%
Total revenue	$13,801	100%	$12,274	100%

In 2014, we created new subsidiaries in Hong Kong and Shanghai, China, further expanding our presence in Asia.

Diagnostic products such as ours are subject to periodic re-registration in China. We completed the re-registration process for our T-SPOT.TB test with the China Food and Drug Administration, or CFDA, effective December 11, 2014. The registration will remain in effect until 2019.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax and depreciation of laboratory equipment and leasehold improvements. During the three months ended March 31, 2015 and 2014, our cost of revenue represented 48% and 49%, respectively, of our total revenue.

	Three months ended March 31,
(in thousands)	2015	2014
Cost of revenue
Product	$3,070	$3,041
Service	3,585	2,971
Total cost of revenue	$6,655	$6,012

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 52% and 51%, respectively, for the three months ended March 31, 2015 and 2014. We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T-cell measurement technology, including assays that would help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering in November 2013 and, with the Boulder acquisition in July 2014, we are expanding our research and development efforts to include the development of immunology-based assays for autoimmune and inflammatory conditions/diseases.

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

During the three months ended March 31, 2015 and 2014, our research and development expenses represented 17% and 6%, respectively, of our total revenue. The increase in 2015 primarily related to development project expenses related to our transplant program, to the hiring of personnel in the United States to support development programs and to new projects acquired in the Boulder acquisition.

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

We continue to expand our operations in Asia. During 2014, we established two new subsidiaries in Asia: Oxford Immunotec Asia Limited, located in Hong Kong, and Oxford Immunotec (Shanghai) Medical Device Co. Ltd., located in Shanghai, China. In addition, we are expanding our sales force in Japan.

During the three months ended March 31, 2015 and 2014, our sales and marketing expenses represented 54% and 37%, respectively, of our total revenue. We expect our sales and marketing costs to increase, as we expand our sales force, business development activities, geographic presence, and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB test and future products.

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

During the three months ended March 31, 2015 and 2014, our general and administrative expenses represented 28% and 32%, respectively, of our total revenue. Our general and administrative expenses decreased primarily due to lower legal fees in 2015, partially offset by higher salary costs.

Other income (expense)

Other income (expense) includes interest expense, net, foreign exchange (losses) gains and other income and expense items.

Monetary assets and liabilities that are denominated in foreign currencies are remeasured at the period-end closing rate with resulting unrealized exchange fluctuations. Realized exchange fluctuations result from the settlement of transactions in currencies other than the functional currencies of our businesses. The functional currencies of our businesses are U.S. Dollars, Pounds Sterling, Euros, Yen and the Yuan, depending on the entity.

Results of operations

Comparison of three months ended March 31, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended March 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$7,122	52%	$6,825	56%	$297	4%
Service	6,679	48%	5,449	44%	1,230	23%
Total revenue	13,801	100%	12,274	100%	1,527	12%
Cost of revenue:
Product	3,070	22%	3,041	25%	29	1%
Service	3,585	26%	2,971	24%	614	21%
Total cost of revenue	6,655	48%	6,012	49%	643	11%
Gross profit	7,146	52%	6,262	51%	884	14%
Operating expenses:
Research and development	2,359	17%	724	6%	1,635	226%
Sales and marketing	7,441	54%	4,565	37%	2,876	63%
General and administrative	3,867	28%	3,912	32%	(45)	(1)%
Total operating expenses	13,667	99%	9,201	75%	4,466	49%
Loss from operations	(6,521)	(47)%	(2,939)	(24)%	(3,582)	122%
Interest expense, net	(15)	0%	(35)	0%	20	(57)%
Foreign exchange gains (losses)	165	1%	(145)	(1)%	310	(214)%
Other income (expense)	107	1%	(2)	0%	109	N/A
Loss before income taxes	(6,264)	(45)%	(3,121)	(25)%	(3,143)	101%
Income tax expense	47	0%	32	0%	15	47%
Net loss	$(6,311)	(46)%	$(3,153)	(26)%	$(3,158)	100%

Revenue

Revenue increased by 12% to $13.8 million for the three months ended March 31, 2015 compared to $12.3 million for the same period in 2014. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. U.S. revenue grew by 27%, to $6.4 million for the three months ended March 31, 2015, driven by growth of $1.0 million from existing customers and $0.4 million from the addition of new customers. Asia revenue grew by 5% to $5.7 million for the three months ended March 31, 2015 compared to the same period in 2014, due primarily to higher revenue in China and Japan. However, on a constant currency basis, revenue for Asia would have increased by 12%. Europe & ROW revenue decreased 7% to $1.7 million for the three months ended March 31, 2015 compared to the same period in 2014, due primarily to changes in currency exchange rates. On a constant currency basis, Europe & ROW revenue would have increased by 4% in 2015 compared to 2014.

	Three months ended March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
Product	$7,122	$6,825	$297	4%
Service	6,679	5,449	1,230	23%
Total revenue	$13,801	$12,274	$1,527	12%

	Three months ended March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
United States	$6,369	$5,001	$1,368	27%
Europe & ROW	1,746	1,876	(130)	(7)%
Asia	5,686	5,397	289	5%
Total revenue	$13,801	$12,274	$1,527	12%

Cost of revenue and gross margin

Cost of revenue increased by 11% to $6.7 million for the three months ended March 31, 2015 from $6.0 million in the same period in 2014. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin increased to 52% for the three months ended March 31, 2015 from 51% for the same period in 2014. The increase in gross margin was primarily due to operational efficiencies associated with increased volume, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

	Three months ended March 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Cost of revenue
Product	$3,070	$3,041	$29	1%
Service	3,585	2,971	614	21%
Total cost of revenue	$6,655	$6,012	$643	11%

Research and development expenses

Research and development expenses increased by 226%, to $2.4 million for the three months ended March 31, 2015, from $724,000 for the same period in 2014. This increase was primarily related to development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout and an assay to inform decisions regarding biologic therapies. Salary costs increased $1.0 million in 2015 compared to 2014. In addition, the cost of clinical studies increased $195,000 in 2015 compared to 2014. As a percentage of total revenue, research and development expenses increased to 17% for the three months ended March 31, 2015 from 6% for the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses increased 63% to $7.4 million for the three months ended March 31, 2015 from $4.6 million for the same period in 2014. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. Salary costs increased $2.0 million in 2015 compared to 2014. In addition, marketing costs increased $236,000 in 2015 compared to 2014. As a percentage of total revenue, sales and marketing expenses increased to 54% for the three months ended March 31, 2015 from 37% for the same period in 2014.

General and administrative expenses

General and administrative expenses were essentially flat at $3.9 million for the three months ended March 31, 2015 and 2014. General and administrative expenses included a $379,000 decrease in legal fees in 2015 compared to 2014, offset by increased salary costs in 2015 compared to 2014. As a percentage of total revenue, general and administrative expenses decreased to 28% for the three months ended March 31, 2015 from 32% for the same period in 2014.

Interest expense, net

Interest expense, net was $15,000 for the three months ended March 31, 2015 as compared to $35,000 in the same period in 2014. Interest expense primarily related to the fit out of our Marlborough facility.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $165,000 for the three months ended March 31, 2015 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, during a period when the Pound was falling versus the Dollar. For the three months ended March 31, 2014, we recorded foreign exchange losses of $145,000.

We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 46% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, have since grown significantly.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States, the United Kingdom, Japan and China.

As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Other income (expense)

Other income was $107,000 for the three months ended March 31, 2015, as compared to other expense of $2,000 in the same period in 2014. Other income in 2015 consisted primarily of grant income received in Japan and the U.K.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2015 we had a net loss of $6.3 million and used $8.7 million of cash for operating activities. As of March 31, 2015, we had an accumulated deficit of $128.1 million. We incurred a net loss of $3.2 million and used $8.5 million of cash for operating activities for the three months ended March 31, 2014.

On January 29, 2015, we entered into an Underwriting Agreement with a group of Underwriters, relating to an Offering of 4,255,319 ordinary shares, nominal value £0.006705 (the “Shares”), at an Offering Price to the public of $11.75 per Share. The Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $11.045 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 638,297 Option Shares at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the Underwriters exercised their option to purchase the Option Shares in full. The gross proceeds to us from the sale of the Shares and the Option Shares were approximately $57.5 million and we received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by us. The Offering closed on February 4, 2015.

As of March 31, 2015, we had cash and cash equivalents of $94.0 million.

Credit facilities

The Company had no available credit facilities as of March 31, 2015.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(in thousands)	2015	2014
Cash and cash equivalents, excluding restricted cash	$94,027	$67,630
Accounts receivable, net	7,234	8,616

Net cash used in operating activities	$(8,668)	$(8,475)
Net cash used in investing activities	(1,008)	(541)
Net cash provided by (used in) financing activities	53,732	(41)
Effect of exchange rate changes on cash and cash equivalents	(194)	193

Net increase (decrease) in cash and cash equivalents, excluding restricted cash	$43,862	$(8,864)

Cash flows for the three months ended March 31, 2015 and 2014

Operating activities

Net cash used in operating activities was $8.7 million during the three months ended March 31, 2015, which included a net loss of $6.3 million, non-cash items of $1.4 million, and cash used for changes in operating assets and liabilities of $3.7 million. The non-cash items consisted of share-based compensation expense of $875,000, depreciation and amortization expense of $453,000 and change in fair value of contingent purchase price consideration of $47,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $1.8 million, an increase in prepaid expenses and other assets of $1.7 million, and an increase in accounts receivable, net of $627,000, partially offset by a decrease in inventory of $457,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first three months of 2015 for royalties on intellectual property and bonuses that were accrued for at December 31, 2014, as well as the timing of payments. The increase in prepaid expenses and other assets reflects the timing of certain payments. The increase in accounts receivable, net reflects growing sales. Inventory decreased due to timing of shipments.

Net cash used in operating activities was $8.5 million during the three months ended March 31, 2014, which included a net loss of $3.2 million, non-cash items of $626,000, and a net increase in operating assets less liabilities of $5.9 million. The non-cash items consisted of depreciation and amortization expense of $351,000, share-based compensation expense of $265,000 and a $10,000 loss on the change in fair value of warrants. We had a net cash outflow of $5.9 million from changes in operating assets and liabilities during the period. The significant items in the changes in operating assets and liabilities included an increase in accounts receivable of $3.8 million, an increase in prepaid expenses and other assets of $1.6 million, a decrease in accounts payable and accrued expenses of $958,000 and an increase in inventory of $512,000, partially offset by an increase in deferred income of $955,000. The increase in accounts receivable mainly reflected increased revenue during the first quarter of 2014, as well as the timing of payments. The increase in prepaid expenses and other assets reflected the timing of certain payments. The decrease in accounts payable and accrued expenses was largely due to payments in the first quarter of 2014 for royalties on intellectual property that were accrued for at December 31, 2013. Inventory was increasing in anticipation of growing revenue. The increase in deferred income related to the growth in sales by our Japanese wholesaler.

Investing activities

Net cash used in investing activities was $1.0 million and $541,000 for the three-month periods ended March 31, 2015 and 2014, respectively. The higher net cash used in the three-month period ended March 31, 2015 related primarily to increased spending on property and equipment in the U.S.

Financing activities

Net cash provided by financing activities was $53.7 million during the three months ended March 31, 2015 due mainly to net proceeds of approximately $53.8 million received in the Offering that closed on February 4, 2015.

Net cash used in financing activities was $41,000 during the three months ended March 31, 2014.

Employees

As of March 31, 2015, we had 254 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging, or ASU 2014-16. The objective of ASU 2014-16 is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. ASU 2014-16 requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply ASU 2014-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 on January 1, 2015 had no impact on the presentation of our results of operations, financial position or disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items, or ASU 2015-01. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2015-01 on January 1, 2015 had no impact on the presentation of our results of operations, financial position or disclosures.

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

The Company’s exposure to market risk from interest rates fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not changed materially from its exposure at year-end 2014 as described in Item 7A of the Company’s 2014 Form 10-K.

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

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of the Company’s 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: May 6, 2015	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2015	/s/	Richard M. Altieri
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at March 31, 2015 and December 31, 2014; (ii) Condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014; (iii) Condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014; (iv) Condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014; and (v) Notes to unaudited condensed consolidated financial statements