Form 10-Q
period 2015-06-30
Oxford Immunotec Global PLC
filed 2015-08-04
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes☐ No☒

As of July 31, 2015, there were 22,532,985 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended June 30, 2015

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	our history of losses, our ability to achieve or sustain profitability and our ability to manage our growth;

●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;

●	our ability to obtain regulatory body clearance to market any of our products;

●

our ability to successfully develop and complete the acquired in process research and development, or IPR&D, program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all;

●	continued demand for diagnostic products for tuberculosis and the development of new market opportunities;

●	our ability to compete successfully and to maintain and expand our sales network;

●	decisions by insurers and other third party payors with respect to coverage and reimbursements;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare reform, on our business;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with SEC reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as China and the United States, including the several states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company and as an English company listing ordinary shares in the United States;

●	the volatility of the price of our share price, substantial future sales of our shares and the fact that we do not pay dividends; and

●	the impact of anti-takeover provisions under U.K. law and our articles of association.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

(unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$90,370	$50,165
Restricted cash	—	200
Accounts receivable, net	7,647	6,823
Inventory	5,470	6,425
Prepaid expenses and other assets	3,668	2,755
Total current assets	107,155	66,368
Restricted cash, non-current	192	192
Property and equipment, net	5,300	4,537
In-process research and development	2,209	2,399
Goodwill	46	50
Other intangible assets, net	300	273
Other assets	19	30
Total assets	$115,221	$73,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,544	$2,368
Accrued liabilities	5,843	7,070
Deferred income	2,720	1,993
Current portion of loans payable	125	137
Total current liabilities	11,232	11,568
Long-term portion of loans payable	385	454
Contingent purchase price consideration	1,219	1,218
Total liabilities	12,836	13,240

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at June 30, 2015 and December 31, 2014, and 22,532,344 and 17,614,650 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	242	192
Additional paid-in capital	242,128	186,816
Accumulated deficit	(135,434)	(121,829)
Accumulated other comprehensive loss	(4,551)	(4,570)
Total shareholders’ equity	102,385	60,609
Total liabilities and shareholders’ equity	$115,221	$73,849

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Revenue:
Product	$6,613	$5,887	$13,735	$12,712
Service	7,639	5,901	14,318	11,350
Total revenue	14,252	11,788	28,053	24,062
Cost of revenue:
Product	2,885	2,822	5,955	5,863
Service	3,617	3,171	7,202	6,142
Total cost of revenue	6,502	5,993	13,157	12,005
Gross profit	7,750	5,795	14,896	12,057
Operating expenses:
Research and development	2,846	1,515	5,205	2,239
Sales and marketing	7,727	6,343	15,168	10,908
General and administrative	3,784	3,968	7,651	7,880
Total operating expenses	14,357	11,826	28,024	21,027
Loss from operations	(6,607)	(6,031)	(13,128)	(8,970)
Other income (expense):
Interest expense, net	(19)	(28)	(34)	(63)
Foreign exchange losses	(674)	(262)	(509)	(407)
Other income	7	81	114	79
Loss before income taxes	(7,293)	(6,240)	(13,557)	(9,361)
Income tax expense (benefit)	1	(6)	48	26
Net loss	$(7,294)	$(6,234)	$(13,605)	$(9,387)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.33)	$(0.36)	$(0.64)	$(0.54)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	22,245,682	17,292,251	21,293,835	17,284,330

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(7,294)	$(6,234)	$(13,605)	$(9,387)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	668	(320)	19	298
Other comprehensive income (loss), net of taxes	668	(320)	19	298
Total comprehensive loss	$(6,626)	$(6,554)	$(13,586)	$(9,089)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(13,605)	$(9,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	936	760
Share-based compensation expense	1,588	1,025
Change in fair value of contingent purchase price consideration	96	—
Loss on change in fair value of warrants	—	22
Changes in operating assets and liabilities:
Accounts receivable, net	(800)	(204)
Inventory	964	(1,111)
Prepaid expenses and other assets	(878)	(455)
Accounts payable	51	1,198
Accrued liabilities	(1,217)	(2,405)
Deferred income	692	822
Net cash used in operating activities	(12,173)	(9,735)
Cash flows from investing activities
Purchases of property and equipment	(1,582)	(1,469)
Purchases of intangible assets	(44)	(17)
Decrease in restricted cash	200	57
Net cash used in investing activities	(1,426)	(1,429)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	53,762	—
Proceeds from exercise of share options and warrants	10	9
Payments on loan	(77)	(73)
Net cash provided by (used in) financing activities	53,695	(64)
Effect of exchange rate changes on cash and cash equivalents	109	509
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	40,205	(10,719)
Cash and cash equivalents at beginning of period	50,165	76,494
Cash and cash equivalents at end of period	$90,370	$65,775
Noncash investing and financing activities:
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	$—	$318

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1. Business and basis of presentation

Description of business

Oxford Immunotec Global PLC, or the Company, is a global, commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. The Company’s proprietary T-SPOT® technology platform allows it to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Substantially all of the Company’s revenue is currently derived from the sale of its T-SPOT.TB test, which is sold in two formats: an in vitro diagnostic kit format (allowing customers to perform the test at their own institutions), and a service format (in which the Company performs the test on samples sent by customers to the Company’s own laboratory facilities). The Company has a direct sales force in the United States, certain European countries and Japan and market development personnel in China. In parts of the world where the Company does not maintain a direct sales force, it markets and sells its products through distributors.

During the first quarter of 2015, the Company announced the availability in the United States of a new test, the T-SPOT.CMV test, that measures the strength of a patient's cellular immune response to cytomegalovirus infection, or CMV. The T-SPOT.CMV test was CE marked and made available in the European Union during the second quarter of 2015. CMV can affect individuals with weaknesses in their T cell response and is therefore an important and common cause of morbidity and mortality in solid organ and hematopoietic stem cell transplant recipients. This T-SPOT.CMV test is available in the United States as a laboratory developed test from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2015, the results of operations for the three and six-month periods ended June 30, 2015 and 2014, and the cash flows for the six-month periods ended June 30, 2015 and 2014. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2014, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2014 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2015, or the Company’s 2014 Form 10-K.

Note 1 to the consolidated financial statements included in the Company’s 2014 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three and six-month periods ended June 30, 2015.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating ASU 2014-09 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 amends existing accounting guidance to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license would be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license would be accounted for as a service contract. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company does not expect that the application of ASU 2015-05 will have an impact on the presentation of its results of operations, financial position or disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that an entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. The amendments in ASU 2015-11 are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating ASU 2015-11 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

		Fair value measurements at June 30, 2015 using
(in thousands)	June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,219	$—	$—	$1,219
Total	$1,219	$—	$—	$1,219

		Fair value measurements at December 31, 2014 using
(in thousands)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,218	$—	$—	$1,218
Total	$1,218	$—	$—	$1,218

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

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three and six-month periods ended June 30, 2015:

(in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Balance – beginning	$1,126	$1,218
Change in fair value of contingent purchase price consideration	49	96
Foreign currency adjustment	44	(95)
Balance – ending	$1,219	$1,219

The change in the fair value of the contingent purchase price consideration was due to the effect of the passage of time on the fair value measurement of future potential milestone payments related to the Boulder acquisition that is included in other income in the Company’s condensed consolidated statements of operations for the three and six month-periods ended June 30, 2015. Foreign currency adjustments are included in accumulated other comprehensive loss for the three and six-month periods ended June 30, 2015.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Accounts receivable	$7,791	$6,937
Less allowance for uncollectible accounts receivable	(144)	(114)
Accounts receivable, net	$7,647	$6,823

4. Inventory

Inventory consisted of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$2,734	$3,605
Finished goods	2,736	2,820
Inventory, net	$5,470	$6,425

5. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Employee related expenses	$3,583	$3,348
Royalties	1,233	2,458
Professional services	194	323
Inventory	94	88
Rent	57	196
Other accrued liabilities	682	657
Total accrued liabilities	$5,843	$7,070

6. Share option and equity incentive plan

Net expense recognized related to share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$122	$43	$239	$54
Research and development	56	4	110	10
Sales and marketing	106	262	423	351
General and administrative	429	451	816	610
Total share-based compensation	$713	$760	$1,588	$1,025

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, restricted share units, or RSUs, and other share-based awards to employees, officers, directors and consultants of the Company.

During the three month period ended June 30, 2015, the Company granted to certain employees 263,619 share options with exercise prices ranging from $14.12 to $14.17 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month period ended June 30, 2015 was $6.20 per share. During the six month period ended June 30, 2015, the Company granted to certain employees 670,150 share options with exercise prices ranging from $14.12 to $14.61 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the six month period ended June 30, 2015 was $6.41 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years.

During the three month period ended June 30, 2015, the Company awarded to certain employees 81,185 RSUs with a weighted average grant date fair value of $14.13 per share under the 2013 Plan. During the six month period ended June 30, 2015, the Company awarded to certain employees 108,563 RSUs with a weighted average grant date fair value of $14.25 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month period ended June 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $520,000 and $193,000, respectively. For the three month period ended June 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of $483,000 and $277,000, respectively.

For the six month period ended June 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.1 million and $483,000, respectively. For the six month period ended June 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of $660,000 and $365,000, respectively.

As of June 30, 2015, there was $7.3 million and $5.4 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.7 years for share options and 3.0 years for restricted shares/RSUs.

7. Share capital

On January 29, 2015, the Company entered into an underwriting agreement, or the Underwriting Agreement, with J.P. Morgan Securities LLC and Piper Jaffray & Co., as representatives of the several underwriters named therein, collectively, the Underwriters, relating to the public offering, or the Offering, of 4,255,319 ordinary shares, nominal value £0.006705, or the Shares, at an offering price to the public of $11.75 per Share, or the Offering Price. The Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $11.045 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 638,297 Shares, or the Option Shares, at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the Underwriters exercised their option to purchase the Option Shares in full. The gross proceeds to the Company from the sale of the Shares and the Option Shares were approximately $57.5 million and the Company received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by the Company. The Offering closed on February 4, 2015.

During the first six months of 2015, 24,078 ordinary shares were issued upon the exercise of options. As of June 30, 2015, there were 36,183,293 ordinary shares authorized and 22,532,344 ordinary shares issued and outstanding.

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

The following table provides a rollforward of the liability balance for these restructuring actions.

(in thousands)	Abandonment of Excess Facilities	Relocation Costs	Severance	Total
Balance at December 31, 2014	$42	$28	$—	$70
(Credit) charge for restructuring	—	(9)	3	(6)
Payments	(42)	(19)	(3)	(64)
Balance at June 30, 2015	$—	$—	$—	$—

9. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested restricted share units were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Options to purchase ordinary shares	1,125,351	1,189,782	1,125,816	1,202,161
Unvested restricted shares	253,740	254,700	253,740	254,700
Unvested restricted share units	108,563	—	108,563	—

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

Overview

Oxford Immunotec Global PLC is a global, commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. Our proprietary T-SPOT® technology platform allows us to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our current development activities are principally focused on four areas: chronic infections, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive for the development of diagnostic tests because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. We believe the sensitivity of our T-SPOT technology platform, which can measure T cell and innate immune cell responses at a single cell level, well position us to bring new insights into the diagnosis, prognosis and monitoring of immune-regulated conditions.

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

During the first quarter of 2015, we announced the availability in the United States of a new test, the T-SPOT.CMV test, that measures the strength of a patient's cellular immune response to cytomegalovirus infection, or CMV. The T-SPOT.CMV test was CE marked and made available in the European Union during the second quarter of 2015. CMV can affect individuals with weaknesses in their T cell response and is therefore an important and common cause of morbidity and mortality in solid organ and hematopoietic stem cell transplant recipients. This T-SPOT.CMV test is available in the United States as a laboratory developed test from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory. While we are enthusiastic about the potential clinical utility and economic value that the T-SPOT.CMV test may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies to provide the evidence needed to drive adoption and acceptance by the medical and payor communities of this test.

We also have seven active development programs pertaining to new potential tests. Each program seeks to exploit our T cell and innate immune measuring technology and cover each of our four focus areas.

Our T-SPOT.PRT, or Panel of Reactive T-cells, test is also based on our T-SPOT technology platform and assesses T cell responses to foreign tissue as a means of better informing organ rejection risk in current or potential transplant recipients.

Our development pipeline also includes an assay to assess the overall competence of the T cell side of the immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, and an assay informing the efficacy of biologic therapies. We also continue to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances, that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

In April 2015, we entered into a First Amendment to Distributorship Agreement, or the Amendment, with Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd., collectively the Distributors. The Amendment amends the Distributorship Agreement between the parties dated October 8, 2013, pursuant to which the Distributors purchase T-SPOT.TB test kits from us for distribution in China, or the Agreement. In accordance with the terms of the Amendment, we will provide the Distributors with a certain quantity of T-SPOT.TB test kits at no charge for use in the Distributors’ discount programs, subject to the achievement by the Distributors of certain minimum purchase requirements. The costs of these no charge tests will be recorded in cost of product revenue or in sales and marketing expense, based on the recipient.

We have incurred significant losses from inception and as of June 30, 2015 had an accumulated deficit of $135.4 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended June 30, 2015 was $14.3 million and for the three months ended June 30, 2014 was $11.8 million. Our revenue for the six months ended June 30, 2015 was $28.1 million and for the six months ended June 30, 2014 was $24.1 million. Our net loss for the three months ended June 30, 2015 was $7.3 million and for the three months ended June 30, 2014 was $6.2 million. Our net loss for the six months ended June 30, 2015 was $13.6 million and for the six months ended June 30, 2014 was $9.4 million.

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

Our U.S. business derived 96% of its revenue from our service offering (as opposed to diagnostic kit sales) for each of the three-month periods ended June 30, 2015 and 2014. These results reflect our experience that U.S. customers prefer to send interferon-gamma release assay, or IGRA, tests out for processing and analysis rather than run them in-house. Our U.S. business derived 96% and 97% of its revenue from service revenue for the six months ended June 30, 2015 and 2014, respectively. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 91% and 90% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended June 30, 2015 and 2014, respectively. These sales represented 92% and 91% of our revenue for the six-month periods ended June 30, 2015 and 2014, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue
Product	$6,613	$5,887	$13,735	$12,712
Service	7,639	5,901	14,318	11,350
Total revenue	$14,252	$11,788	$28,053	$24,062

Revenue by geography

We have a direct sales force in the United States, certain European countries and Japan and market development personnel in China. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access international markets.

The following tables reflect product revenue by geography (United States, Europe and rest of world, or Europe & ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers.

	Three months ended June 30,
(in thousands, except percentages)	2015		2014
Revenue
United States	$7,302	51%	$5,490	47%
Europe & ROW	1,913	14%	1,809	15%
Asia	5,037	35%	4,489	38%
Total revenue	$14,252	100%	$11,788	100%

	Six months ended June 30,
(in thousands, except percentages)	2015		2014
Revenue
United States	$13,671	49%	$10,491	44%
Europe & ROW	3,659	13%	3,685	15%
Asia	10,723	38%	9,886	41%
Total revenue	$28,053	100%	$24,062	100%

In 2014, we created new subsidiaries in Hong Kong and Shanghai, China, further expanding our presence in Asia.

Diagnostic products such as ours are subject to periodic re-registration in China. We completed the re-registration process for our T-SPOT.TB test with the China Food and Drug Administration, or CFDA, effective December 11, 2014. The registration will remain in effect until 2019.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax, and depreciation of laboratory equipment and leasehold improvements. During the three months ended June 30, 2015 and 2014, our cost of revenue represented 46% and 51%, respectively, of our total revenue. For the six months ended June 30, 2015 and 2014, our cost of revenue represented 47% and 50%, respectively, of our total revenue.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue
Product	$2,885	$2,822	$5,955	$5,863
Service	3,617	3,171	7,202	6,142
Total cost of revenue	$6,502	$5,993	$13,157	$12,005

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 54% and 49%, respectively, for the three months ended June 30, 2015 and 2014. Gross margins were 53% and 50%, respectively, for the six months ended June 30, 2015 and 2014. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

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

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance, repairs and maintenance. In June 2014, we hired a Chief Medical Officer, or CMO. Since joining the Company, the CMO has supported the continued growth of our T-SPOT.TB business and expanded the team focused on the development of new products through management of clinical trial programs. In addition, we are expanding our research and development efforts in the United Kingdom and in Memphis, Tennessee. We expense all research and development costs as incurred.

During the three months ended June 30, 2015 and 2014, our research and development expenses represented 20% and 13%, respectively, of our total revenue. For the six months ended June 30, 2015 and 2014, research and development expenses represented 19% and 9%, respectively, of our total revenue. These increases were primarily related to clinical studies, including the PROTECT study, which is a pivotal clinical trial designed to demonstrate the clinical value of Oxford Immunotec’s T-SPOT.CMV and T-SPOT.PRT products, and the REACT study, which focuses on stem cell transplant patients, and is the second of two pivotal clinical trials designed to demonstrate the clinical value of Oxford Immunotec’s T-SPOT.CMV test, as well as development project expenses related to our transplant program, to the hiring of personnel in the United States to support development programs and to the projects acquired in the Boulder acquisition.

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

During each of the three-month periods ended June 30, 2015 and 2014, our sales and marketing expenses represented 54% of our total revenue. For the six months ended June 30, 2015 and 2014, our sales and marketing expenses represented 54% and 45%, respectively, of our total revenue. We expect our sales and marketing costs to increase, as we expand our sales force, business development activities, geographic presence, and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB test and future products.

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

During the three months ended June 30, 2015 and 2014, our general and administrative expenses represented 27% and 34%, respectively, of our total revenue. For the six months ended June 30, 2015 and 2014, our general and administrative expenses represented 27% and 33%, respectively, of our total revenue. Our general and administrative expenses decreased largely due to lower legal fees related to regulatory filings in 2015 compared to 2014, partially offset by higher salary costs.

Other income (expense)

Other income (expense) includes interest expense, net, foreign exchange losses and other income and expense items.

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

Results of operations

Comparison of three months ended June 30, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended June 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$6,613	46%	$5,887	50%	$726	12%
Service	7,639	54%	5,901	50%	1,738	29%
Total revenue	14,252	100%	11,788	100%	2,464	21%
Cost of revenue:
Product	2,885	20%	2,822	24%	63	2%
Service	3,617	25%	3,171	27%	446	14%
Total cost of revenue	6,502	46%	5,993	51%	509	8%
Gross profit	7,750	54%	5,795	49%	1,955	34%
Operating expenses:
Research and development	2,846	20%	1,515	13%	1,331	88%
Sales and marketing	7,727	54%	6,343	54%	1,384	22%
General and administrative	3,784	27%	3,968	34%	(184)	(5)%
Total operating expenses	14,357	101%	11,826	100%	2,531	21%
Loss from operations	(6,607)	(46)%	(6,031)	(51)%	(576)	10%
Interest expense, net	(19)	0%	(28)	0%	9	(32)%
Foreign exchange losses	(674)	(5)%	(262)	(2)%	(412)	157%
Other income (expense)	7	0%	81	1%	(74)	(91)%
Loss before income taxes	(7,293)	(51)%	(6,240)	(53)%	(1,053)	17%
Income tax expense (benefit)	1	0%	(6)	0%	7	(117)%
Net loss	$(7,294)	(51)%	$(6,234)	(53)%	$(1,060)	17%

Revenue

Revenue increased by 21% to $14.3 million for the three months ended June 30, 2015 compared to $11.8 million for the same period in 2014. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. U.S. revenue grew by 33%, to $7.3 million for the three months ended June 30, 2015, driven by growth of $1.7 million from the addition of new customers and $146,000 from existing customers. Asia revenue grew by 12% to $5.0 million for the three months ended June 30, 2015 compared to the same period in 2014, due primarily to higher revenue in Japan and China. On a constant currency basis, revenue for Asia would have increased by 27%. Europe & ROW revenue increased 6% to $1.9 million for the three months ended June 30, 2015 compared to the same period in 2014. On a constant currency basis, Europe & ROW revenue would have increased by 21% in 2015 compared to 2014.

	Three months ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
Product	$6,613	$5,887	$726	12%
Service	7,639	5,901	1,738	29%
Total revenue	$14,252	$11,788	$2,464	21%

	Three months ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
United States	$7,302	$5,490	$1,812	33%
Europe & ROW	1,913	1,809	104	6%
Asia	5,037	4,489	548	12%
Total revenue	$14,252	$11,788	$2,464	21%

Cost of revenue and gross margin

Cost of revenue increased by 8% to $6.5 million for the three months ended June 30, 2015 from $6.0 million in the same period in 2014. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin increased to 54% for the three months ended June 30, 2015 from 49% for the same period in 2014. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

	Three months ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Cost of revenue
Product	$2,885	$2,822	$63	2%
Service	3,617	3,171	446	14%
Total cost of revenue	$6,502	$5,993	$509	8%

Research and development expenses

Research and development expenses increased by 88%, to $2.8 million for the three months ended June 30, 2015, from $1.5 million for the same period in 2014. This increase reflects the fact that in 2014 we were just beginning to ramp-up our research and development activities following completion of our initial public offering in late 2013. The increased spending has primarily related to development project expenses for our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout and an assay to inform decisions regarding biologic therapies. Salary costs increased $954,000 in 2015 compared to 2014. In addition, the cost of clinical studies increased $290,000 in 2015 compared to 2014. As a percentage of total revenue, research and development expenses increased to 20% for the three months ended June 30, 2015 from 13% for the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses increased 22% to $7.7 million for the three months ended June 30, 2015 from $6.3 million for the same period in 2014. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. Salary costs increased $1.3 million in 2015 compared to 2014. As a percentage of total revenue, sales and marketing expenses were 54% for each of the three-month periods ended June 30, 2015 and 2014.

General and administrative expenses

General and administrative expenses decreased by 5% to $3.8 million for the three months ended June 30, 2015 from $4.0 million for the same period in 2014. The decrease in general and administrative expenses included a $251,000 decrease in accounting consulting fees in 2015 compared to 2014 and a $227,000 decrease in legal fees related to regulatory filings in 2015 compared to 2014, partially offset by a $318,000 increase in salary costs in 2015 compared to 2014. As a percentage of total revenue, general and administrative expenses decreased to 27% for the three months ended June 30, 2015 from 34% for the same period in 2014.

Interest expense, net

Interest expense, net was $19,000 for the three months ended June 30, 2015, compared to $28,000 in the same period in 2014. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange losses

We recorded foreign exchange losses of $674,000 for the three months ended June 30, 2015 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, during a period when the Pound was falling versus the Dollar. For the three months ended June 30, 2014, we recorded foreign exchange losses of $262,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 51% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, have since grown significantly.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States, the United Kingdom, Japan, Europe and China.

As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

Other income (expense) was income of $7,000 for the three months ended June 30, 2015, compared to income of $81,000 for the three months ended June 30, 2014.

Comparison of six months ended June 30, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended June 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$13,735	49%	$12,712	53%	$1,023	8%
Service	14,318	51%	11,350	47%	2,968	26%
Total revenue	28,053	100%	24,062	100%	3,991	17%
Cost of revenue:
Product	5,955	21%	5,863	24%	92	2%
Service	7,202	26%	6,142	26%	1,060	17%
Total cost of revenue	13,157	47%	12,005	50%	1,152	10%
Gross profit	14,896	53%	12,057	50%	2,839	24%
Operating expenses:
Research and development	5,205	19%	2,239	9%	2,966	132%
Sales and marketing	15,168	54%	10,908	45%	4,260	39%
General and administrative	7,651	27%	7,880	33%	(229)	(3)%
Total operating expenses	28,024	100%	21,027	87%	6,997	33%
Loss from operations	(13,128)	(47)%	(8,970)	(37)%	(4,158)	46%
Interest expense, net	(34)	0%	(63)	0%	29	(46)%
Foreign exchange losses	(509)	(2)%	(407)	(2)%	(102)	25%
Other income (expense)	114	0%	79	0%	35	44%
Loss before income taxes	(13,557)	(48)%	(9,361)	(39)%	(4,196)	45%
Income tax expense	48	0%	26	0%	22	85%
Net loss	$(13,605)	(48)%	$(9,387)	(39)%	$(4,218)	45%

Revenue

Revenue increased by 17% to $28.1 million for the six months ended June 30, 2015 compared to $24.1 million for the same period in 2014. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. U.S. revenue grew by 30%, to $13.7 million for the six months ended June 30, 2015, driven by growth of $2.8 million from the addition of new customers and $357,000 from existing customers. Asia revenue grew by 8% to $10.7 million for the six months ended June 30, 2015 compared to the same period in 2014, due primarily to higher revenue in Japan and China. However, on a constant currency basis, revenue for Asia would have increased by 18%. Europe & ROW revenue for the six months ended June 30, 2015 of $3.7 million decreased 1% compared to the same period in 2014, due primarily to changes in currency exchange rates. On a constant currency basis, Europe & ROW revenue would have increased by 12% in 2015 compared to 2014.

	Six months ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
Product	$13,735	$12,712	$1,023	8%
Service	14,318	11,350	2,968	26%
Total revenue	$28,053	$24,062	$3,991	17%

	Six months ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
United States	$13,671	$10,491	$3,180	30%
Europe & ROW	3,659	3,685	(26)	(1)%
Asia	10,723	9,886	837	8%
Total revenue	$28,053	$24,062	$3,991	17%

Cost of revenue and gross margin

Cost of revenue increased by 10% to $13.2 million for the six months ended June 30, 2015 from $12.0 million in the same period of 2014. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin increased to 53% for the six months ended June 30, 2015 from 50% for the same period in 2014. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

	Six months ended June 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Cost of revenue
Product	$5,955	$5,863	$92	2%
Service	7,202	6,142	1,060	17%
Total cost of revenue	$13,157	$12,005	$1,152	10%

Research and development expenses

Research and development expenses increased by 132%, to $5.2 million for the six months ended June 30, 2015, from $2.2 million for the same period in 2014. This increase reflects the fact that in 2014 we were just beginning to ramp-up our research and development activities following completion of our initial public offering in late 2013. The increased spending has primarily related to development project expenses for our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout and an assay to inform decisions regarding biologic therapies. Salary costs increased $2.0 million in 2015 compared to 2014 due to the expansion of our research and development teams. In addition, the cost of clinical studies increased $485,000 in 2015 compared to 2014. As a percentage of total revenue, research and development expenses increased to 19% for the six months ended June 30, 2015 from 9% for the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses increased 39% to $15.2 million for the six months ended June 30, 2015 from $10.9 million for the same period in 2014. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. Salary costs increased $3.8 million in 2015 compared to 2014. In addition, marketing costs for 2015 compared to 2014 increased $397,000 and travel costs for 2015 compared to 2014 increased $347,000. These increases were partially offset by a $244,000 decrease in recruiting fees. As a percentage of total revenue, sales and marketing expenses increased to 54% for the six months ended June 30, 2015 from 45% for the same period in 2014.

General and administrative expenses

General and administrative expenses decreased by 3% to $7.7 million for the six months ended June 30, 2015 from $7.9 million for the same period in 2014. General and administrative expenses included an $817,000 decrease in legal fees related to regulatory filings in 2015 compared to 2014, partially offset by a $610,000 increase in salary costs in 2015 compared to 2014. As a percentage of total revenue, general and administrative expenses decreased to 27% for the six months ended June 30, 2015 from 33% for the same period in 2014.

Interest expense, net

Interest expense, net was $34,000 for the six months ended June 30, 2015, compared to $63,000 in the same period in 2014. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange losses

We recorded foreign exchange losses of $509,000 for the six months ended June 30, 2015 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, during a period when the Pound was falling versus the Dollar. For the six months ended June 30, 2014, we recorded foreign exchange losses of $407,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 49% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, have since grown significantly.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States, the United Kingdom, Japan, Europe and China.

As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

Other income (expense) was income of $114,000 for the six months ended June 30, 2015, compared to income of $79,000 in the same period in 2014.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2015 we had a net loss of $13.6 million and used $12.3 million of cash for operating activities. As of June 30, 2015, we had an accumulated deficit of $135.4 million. We incurred a net loss of $9.4 million and used $9.7 million of cash for operating activities for the six months ended June 30, 2014.

On January 29, 2015, we entered into an Underwriting Agreement with a group of Underwriters, relating to an Offering of 4,255,319 ordinary shares, nominal value £0.006705, or the Shares, at an Offering Price to the public of $11.75 per Share. The Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $11.045 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 638,297 Option Shares at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the Underwriters exercised their option to purchase the Option Shares in full. The gross proceeds to us from the sale of the Shares and the Option Shares were approximately $57.5 million and we received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by us. The Offering closed on February 4, 2015.

As of June 30, 2015, we had cash and cash equivalents of $90.4 million.

Credit facilities

The Company had no available credit facilities as of June 30, 2015.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(in thousands)	2015	2014
Cash and cash equivalents, excluding restricted cash	$90,370	$65,775
Accounts receivable, net	7,647	5,023

Net cash used in operating activities	$(12,173)	$(9,735)
Net cash used in investing activities	(1,426)	(1,429)
Net cash provided by (used in) financing activities	53,695	(64)
Effect of exchange rate changes on cash and cash equivalents	109	509
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	$40,205	$(10,719)

Cash flows for the six months ended June 30, 2015 and 2014

Operating activities

Net cash used in operating activities was $12.2 million during the six months ended June 30, 2015, which included a net loss of $13.6 million, non-cash items of $2.6 million, and cash used for changes in operating assets and liabilities of $1.2 million. The non-cash items consisted of share-based compensation expense of $1.6 million, depreciation and amortization expense of $936,000 and change in fair value of contingent purchase price consideration of $97,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $1.2 million, an increase in prepaid expenses and other assets of $878,000, and an increase in accounts receivable, net of $800,000, partially offset by a decrease in inventory of $964,000 and an increase in deferred income of $692,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2015 for royalties on intellectual property and bonuses that were accrued for at December 31, 2014, as well as the timing of payments. The increase in prepaid expenses and other assets reflects the timing of certain payments. The increase in accounts receivable, net reflects growing sales. Inventory decreased due to timing. The increase in deferred income primarily related to the growth in sales by our Japanese wholesaler.

Net cash used in operating activities was $9.7 million during the six months ended June 30, 2014, which included a net loss of $9.4 million, non-cash items of $1.8 million, and a net increase in operating assets less liabilities of $2.2 million. The non-cash items consisted of share-based compensation expense of $1.0 million, depreciation and amortization expense of $760,000, and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $2.2 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $1.2 million, an increase in inventory of $1.1 million, an increase in prepaid expenses and other assets of $455,000, and an increase in accounts receivable of $204,000, partially offset by an increase in deferred income of $822,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2014 for royalties on intellectual property that were accrued for at December 31, 2014. Inventory has been increasing in anticipation of growing revenue. The increase in prepaid expenses and other assets reflects the timing of certain payments. The increase in accounts receivable mainly reflects increased revenue during the first six months of 2014, as well as the timing of payments. The increase in deferred income relates to the growth in sales to our Japanese importer.

Investing activities

Net cash used in investing activities was $1.4 million for each of the six-month periods ended June 30, 2015 and 2014.

Financing activities

Net cash provided by financing activities was $53.7 million during the six months ended June 30, 2015 due mainly to net proceeds of approximately $53.8 million received in the Offering that closed on February 4, 2015.

Net cash used in financing activities was $64,000 during the six months ended June 30, 2014.

Employees

As of June 30, 2015, we had 270 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating ASU 2014-09 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 amends existing accounting guidance to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license would be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license would be accounted for as a service contract. This guidance will be effective for us for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We do not expect that the application of ASU 2015-05 will have an impact on the presentation of our results of operations, financial position or disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that an entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. The amendments in ASU 2015-11 are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating ASU 2015-11 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: August 4, 2015	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2015	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1+	First Amendment to Distributorship Agreement between Oxford Immunotec Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. dated April 22, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at June 30, 2015 and December 31, 2014; (ii) Condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014; (iii) Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014; (iv) Condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014; and (v) Notes to unaudited condensed consolidated financial statements

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.