Form 10-Q
period 2015-09-30
Oxford Immunotec Global PLC
filed 2015-11-03
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes☐ No☒

As of October 30, 2015, there were 22,538,047 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended September 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

(unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$88,483	$50,165
Restricted cash	112	200
Accounts receivable, net	7,444	6,823
Inventory	6,473	6,425
Prepaid expenses and other assets	2,718	2,755
Total current assets	105,230	66,368
Restricted cash, non-current	80	192
Property and equipment, net	5,706	4,537
In-process research and development	1,832	2,399
Goodwill	46	50
Other intangible assets, net	278	273
Other assets	19	30
Total assets	$113,191	$73,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,213	$2,368
Accrued liabilities	7,886	7,070
Deferred income	1,686	1,993
Current portion of loans payable	127	137
Taxes payable	147	—
Total current liabilities	13,059	11,568
Long-term portion of loans payable	352	454
Contingent purchase price consideration	1,274	1,218
Total liabilities	14,685	13,240

Commitments and contingencies (Notes 2, 9 and 10)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at September 30, 2015 and December 31, 2014, and 22,538,047 and 17,614,650 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	242	192
Additional paid-in capital	243,126	186,816
Accumulated deficit	(139,917)	(121,829)
Accumulated other comprehensive loss	(4,945)	(4,570)
Total shareholders’ equity	98,506	60,609
Total liabilities and shareholders’ equity	$113,191	$73,849

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Revenue:
Product	$8,310	$6,480	$22,045	$19,192
Service	9,634	6,845	23,952	18,195
Total revenue	17,944	13,325	45,997	37,387
Cost of revenue:
Product	3,757	2,944	9,712	8,807
Service	4,312	3,568	11,514	9,710
Total cost of revenue	8,069	6,512	21,226	18,517
Gross profit	9,875	6,813	24,771	18,870
Operating expenses:
Research and development	3,187	1,946	8,392	4,185
Sales and marketing	7,381	7,468	22,549	18,376
General and administrative	4,137	3,567	11,788	11,447
Total operating expenses	14,705	12,981	42,729	34,008
Loss from operations	(4,830)	(6,168)	(17,958)	(15,138)
Other income (expense):
Interest expense, net	(19)	(41)	(53)	(104)
Foreign exchange gains (losses)	476	76	(33)	(331)
Other (expense) income	(64)	91	50	170
Loss before income taxes	(4,437)	(6,042)	(17,994)	(15,403)
Income tax expense	46	53	94	79
Net loss	$(4,483)	$(6,095)	$(18,088)	$(15,482)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.20)	$(0.35)	$(0.84)	$(0.89)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	22,259,840	17,333,441	21,619,375	17,300,881

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(4,483)	$(6,095)	$(18,088)	$(15,482)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment, net of taxes	(394)	(672)	(375)	(374)
Other comprehensive loss, net of taxes	(394)	(672)	(375)	(374)
Total comprehensive loss	$(4,877)	$(6,767)	$(18,463)	$(15,856)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(18,088)	$(15,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,533	1,239
Intangible asset impairment charge	385	—
Share-based compensation expense	2,582	1,759
Change in fair value of contingent purchase price consideration	148	38
Loss on change in fair value of warrants	—	22
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(721)	(480)
Inventory	(162)	(1,112)
Prepaid expenses and other assets	12	115
Accounts payable	770	290
Accrued liabilities	922	(751)
Deferred income	(258)	191
Net cash used in operating activities	(12,877)	(14,171)
Cash flows from investing activities
Purchases of property and equipment	(2,466)	(2,567)
Purchases of intangible assets	(45)	(17)
Cash paid for acquisition, net of cash acquired	—	(1,716)
Decrease in restricted cash	200	57
Net cash used in investing activities	(2,311)	(4,243)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	53,762	—
Proceeds from exercise of share options and warrants	14	13
Payments on loan	(107)	(139)
Net cash provided by (used in) financing activities	53,669	(126)
Effect of exchange rate changes on cash and cash equivalents	(163)	53
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	38,318	(18,487)
Cash and cash equivalents at beginning of period	50,165	76,494
Cash and cash equivalents at end of period	$88,483	$58,007

Noncash investing and financing activities:
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	$—	$318

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

During the first quarter of 2015, the Company announced the availability in the United States of a new test, the T-SPOT.CMV test, that measures the strength of a patient's cellular immune response to cytomegalovirus infection, or CMV. The T-SPOT.CMV test was CE marked and made available in the European Union during the second quarter of 2015. CMV can affect individuals with weaknesses in their T cell response and is therefore an important and common cause of morbidity and mortality in solid organ and hematopoietic stem cell transplant recipients. The T-SPOT.CMV test is available in the United States as a laboratory developed test from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2015, the results of operations for the three and nine-month periods ended September 30, 2015 and 2014, and the cash flows for the nine-month periods ended September 30, 2015 and 2014. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements included in the Company’s 2014 Form 10-K describes the significant accounting estimates and policies used in preparing the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three and nine-month periods ended September 30, 2015.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating ASU 2014-09 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that an entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. The amendments in ASU 2015-11 are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect that the application of ASU 2015-11 will have a material impact on the presentation of its results of operations, financial position or disclosures.

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

		Fair value measurements at September 30, 2015 using
(in thousands)	September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,274	$—	$—	$1,274
Total	$1,274	$—	$—	$1,274

		Fair value measurements at December 31, 2014 using
(in thousands)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,218	$—	$—	$1,218
Total	$1,218	$—	$—	$1,218

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

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three and nine-month periods ended September 30, 2015:

(in thousands)	Three months ended September 30, 2015	Nine months ended September 30, 2015
Balance – beginning	$1,219	$1,218
Change in fair value of contingent purchase price consideration	52	148
Foreign currency adjustment	3	(92)
Balance – ending	$1,274	$1,274

The change in the fair value of the contingent purchase price consideration was due to the effect of the passage of time on the fair value measurement of future potential milestone payments related to the Boulder acquisition that is included in other income in the Company’s condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2015.

Foreign currency adjustments are included in accumulated other comprehensive loss for the three and nine-month periods ended September 30, 2015.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	September 30, 2015	December 31, 2014
Accounts receivable	$7,845	$6,937
Less allowance for uncollectible accounts receivable	(401)	(114)
Accounts receivable, net	$7,444	$6,823

4. Inventory

Inventory consisted of the following as of:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$3,390	$3,605
Finished goods	3,083	2,820
Inventory, net	$6,473	$6,425

5. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2015	December 31, 2014
Employee related expenses	$4,531	$3,348
Royalties	2,177	2,458
Clinical trials	261	—
Professional services	212	323
Inventory	86	88
Rent	55	196
Other accrued liabilities	564	657
Total accrued liabilities	$7,886	$7,070

6. Share option and equity incentive plan

Net expense recognized related to share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$147	$37	$386	$91
Research and development	56	20	166	30
Sales and marketing	302	242	725	593
General and administrative	489	435	1,305	1,045
Total share-based compensation	$994	$734	$2,582	$1,759

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, restricted share units, or RSUs, and other share-based awards to employees, officers, directors and consultants of the Company.

During the three-month period ended September 30, 2015, the Company granted to certain employees 15,650 share options with an exercise price of $14.08 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended September 30, 2015 was $6.18 per share. During the nine month period ended September 30, 2015, the Company granted to certain employees 685,800 share options with exercise prices ranging from $14.08 to $14.61 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the nine-month period ended September 30, 2015 was $6.41 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years.

During the nine month period ended September 30, 2015, the Company awarded to certain employees 108,563 RSUs with a weighted average grant date fair value of $14.25 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended September 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $636,000 and $358,000, respectively. For the three-month period ended September 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of $446,000 and $288,000, respectively.

For the nine-month period ended September 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.7 million and $841,000, respectively. For the nine-month period ended September 30, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of $1.1 million and $653,000, respectively.

As of September 30, 2015, there was $6.4 million and $5 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.5 years for share options and 2.7 years for restricted shares/RSUs.

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

During the first nine months of 2015, 29,781 ordinary shares were issued upon the exercise of options. As of September 30, 2015, there were 36,183,293 ordinary shares authorized and 22,538,047 ordinary shares issued and outstanding.

8. Net loss per share

The following numbers of outstanding ordinary share options, unvested restricted shares and unvested restricted share units were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Options to purchase ordinary shares	1,119,303	1,168,700	1,119,397	1,197,817
Unvested restricted shares	253,740	275,500	253,740	275,500
Unvested restricted share units	108,563	—	108,563	—

9. Commitments and contingencies

In August 2015, the Company entered into a lease amendment for the Company’s location in Marlborough, Massachusetts to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment will expand the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. The Company will have an option to extend the lease for one additional term of five years.

10. Acquisition

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

The acquisition of Boulder was accounted for under the acquisition method of accounting. Total consideration was (in thousands):

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

Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. During the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, the Company recorded an IPR&D impairment charge of $385,000 in research and development expense.

Actual results of operations of Boulder for 2014 were included in the unaudited condensed consolidated interim financial statements from the date of the acquisition, including revenues in the amount of $17,000 for the quarter ended September 30, 2014 and losses from operations of $100,000 for the quarter ended September 30, 2014. The functional currency for Boulder in Germany is the Euro.

As a result of a restructuring during the fourth quarter of 2014 (see Note 11. “Restructuring”) the results of operations of Boulder for 2015 are immaterial.

Pro Forma Information: The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s acquisition of Boulder, using the acquisition method as if it occurred on January 1, 2014. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisition occurred as of the beginning of 2014:

(in thousands, except share and per share data)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Total revenues	$13,335	$37,459
Net loss	$(5,987)	$(15,707)
Net loss per share—basic and diluted	$(0.35)	$(0.91)
Weighted average shares outstanding—basic and diluted	$17,333,441	$17,300,881

11. Restructuring

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

The following table provides a rollforward of the liability balance for these restructuring actions.

(in thousands)	Abandonment of Excess Facilities	Relocation Costs	Severance	Total
Balance at December 31, 2014	$42	$28	$—	$70
(Credit) charge for restructuring	—	(9)	3	(6)
Payments	(42)	(19)	(3)	(64)
Balance at September 30, 2015	$—	$—	$—	$—

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

During the first quarter of 2015, we announced the availability in the United States of a new test, the T-SPOT.CMV test, that measures the strength of a patient's cellular immune response to cytomegalovirus infection, or CMV. The T-SPOT.CMV test was CE marked and made available in the European Union during the second quarter of 2015. CMV can affect individuals with weaknesses in their T cell response and is therefore an important and common cause of morbidity and mortality in solid organ and hematopoietic stem cell transplant recipients. The T-SPOT.CMV test is available in the United States as a laboratory developed test from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory. While we are enthusiastic about the potential clinical utility and economic value that the T-SPOT.CMV test may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies to provide the evidence needed to drive adoption and acceptance by the medical and payor communities of this test.

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

Our development pipeline also includes an assay to assess the overall competence of the T cell side of the immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, and an assay informing the efficacy of biologic therapies. We also continue to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

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

In August 2015, we entered into a lease amendment for our location in Marlborough, Massachusetts to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment will expand our office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. We will have an option to extend the lease for one additional term of five years.

We have incurred significant losses from inception and as of September 30, 2015 had an accumulated deficit of $139.9 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended September 30, 2015 was $17.9 million and for the three months ended September 30, 2014 was $13.3 million. Our revenue for the nine months ended September 30, 2015 was $46.0 million and for the nine months ended September 30, 2014 was $37.4 million. Our net loss for the three months ended September 30, 2015 was $4.5 million and for the three months ended September 30, 2014 was $6.1 million. Our net loss for the nine months ended September 30, 2015 was $18.1 million and for the nine months ended September 30, 2014 was $15.5 million.

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

Our U.S. business derived 96% of its revenue from our service offering (as opposed to diagnostic kit sales) for each of the three month periods ended September 30, 2015 and 2014, which reflects our experience that U.S. customers prefer to send interferon-gamma release assay, or IGRA, tests out for processing and analysis rather than run them in-house. Our U.S. business also derived 96% of its revenue from our service offering for each of the nine month periods ended September 30, 2015 and 2014, respectively. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 92% our revenue from the sale of our in vitro diagnostic kits and associated accessories for each of the three month periods ended September 30, 2015 and 2014. These sales represented 92% and 91% of our revenue for the nine-month periods ended September 30, 2015 and 2014, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue
Product	$8,310	$6,480	$22,045	$19,192
Service	9,634	6,845	23,952	18,195
Total revenue	$17,944	$13,325	$45,997	$37,387

Revenue by geography

We have a direct sales force in the United States, certain European countries and Japan and market development personnel in China. During the third quarter of 2015, we modified the pricing aspects of our arrangement with our Japanese wholesaler and, as a result, price is now determinable upon shipment. Previously, price was determinable when the wholesaler dispatched the product. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access international markets.

The following tables reflect product revenue by geography (United States, Europe and rest of world, or Europe & ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers.

	Three months ended September 30,
(in thousands, except percentages)	2015		2014
Revenue
United States	$9,300	52%	$6,476	49%
Europe & ROW	1,653	9%	1,721	13%
Asia	6,991	39%	5,128	38%
Total revenue	$17,944	100%	$13,325	100%

	Nine months ended September 30,
(in thousands, except percentages)	2015		2014
Revenue
United States	$22,971	50%	$16,967	45%
Europe & ROW	5,312	12%	5,406	15%
Asia	17,714	38%	15,014	40%
Total revenue	$45,997	100%	$37,387	100%

In 2014, we created new subsidiaries in Hong Kong and Shanghai, China, further expanding our presence in Asia.

Diagnostic products such as ours are subject to periodic re-registration in China. We completed the re-registration process for our T-SPOT.TB test with the China Food and Drug Administration, or CFDA, effective December 11, 2014. The registration will remain in effect until 2019.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax and depreciation of laboratory equipment and leasehold improvements. During the three months ended September 30, 2015 and 2014, our cost of revenue represented 45% and 49%, respectively, of our total revenue. For the nine months ended September 30, 2015 and 2014, our cost of revenue represented 46% and 50%, respectively, of our total revenue.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue
Product	$3,757	$2,944	$9,712	$8,807
Service	4,312	3,568	11,514	9,710
Total cost of revenue	$8,069	$6,512	$21,226	$18,517

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 55% and 51%, respectively, for the three months ended September 30, 2015 and 2014. Gross margins were 54% and 50%, respectively, for the nine months ended September 30, 2015 and 2014. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

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

During the three months ended September 30, 2015 and 2014, our research and development expenses represented 18% and 15%, respectively, of our total revenue. For the nine months ended September 30, 2015 and 2014, research and development expenses represented 18% and 11%, respectively, of our total revenue. These increases were primarily related to clinical studies, including the PROTECT study, which is a pivotal clinical trial designed to demonstrate the clinical value of our T-SPOT.CMV and T-SPOT.PRT products, and the REACT study, which focuses on stem cell transplant patients, and is the second of two pivotal clinical trials designed to demonstrate the clinical value of our T-SPOT.CMV test, as well as development project expenses related to our transplant program, to the hiring of personnel in the United States to support development programs and to projects acquired in the Boulder acquisition. During the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded an IPR&D impairment charge of $385,000 in research and development expense.

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

During the three months ended September 30, 2015 and 2014, our sales and marketing expenses represented 41% and 56%, respectively, of our total revenue. For each of the nine month periods ended September 30, 2015 and 2014, our sales and marketing expenses represented 49% of our total revenue. We expect our sales and marketing costs to increase, as we expand our sales force, business development activities, geographic presence, and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB test and future products.

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

During the three months ended September 30, 2015 and 2014, our general and administrative expenses represented 23% and 27%, respectively, of our total revenue. For the nine months ended September 30, 2015 and 2014, our general and administrative expenses represented 26% and 31%, respectively, of our total revenue. Although general and administrative expense has declined in 2015 as a percentage of revenue, spending has increased in absolute terms largely as a result of higher salary costs, partially offset by lower legal costs.

Other income (expense)

Other income (expense) includes interest expense, net, foreign exchange gains and other income and expense items.

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

Results of operations

Comparison of three months ended September 30, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended September 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$8,310	46%	$6,480	49%	$1,830	28%
Service	9,634	54%	6,845	51%	2,789	41%
Total revenue	17,944	100%	13,325	100%	4,619	35%
Cost of revenue:
Product	3,757	21%	2,944	22%	813	28%
Service	4,312	24%	3,568	27%	744	21%
Total cost of revenue	8,069	45%	6,512	49%	1,557	24%
Gross profit	9,875	55%	6,813	51%	3,062	45%
Operating expenses:
Research and development	3,187	18%	1,946	15%	1,241	64%
Sales and marketing	7,381	41%	7,468	56%	(87)	(1)%
General and administrative	4,137	23%	3,567	27%	570	16%
Total operating expenses	14,705	82%	12,981	97%	1,724	13%
Loss from operations	(4,830)	(27)%	(6,168)	(46)%	1,338	(22)%
Interest expense, net	(19)	0%	(41)	0%	22	(54)%
Foreign exchange gains	476	3%	76	1%	400	526%
Other (expense) income	(64)	0%	91	1%	(155)	(170)%
Loss before income taxes	(4,437)	(25)%	(6,042)	(45)%	1,605	(27)%
Income tax expense	46	0%	53	0%	(7)	(13)%
Net loss	$(4,483)	(25)%	$(6,095)	(46)%	$1,612	(26)%

Revenue

Revenue increased by 35% to $17.9 million for the three months ended September 30, 2015 compared to $13.3 million for the same period in 2014. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. U.S. revenue grew by 44%, to $9.3 million for the three months ended September 30, 2015, driven by growth of $1.8 million from the addition of new customers and $1.0 million from existing customers. Asia revenue grew by 36% to $7.0 million for the three months ended September 30, 2015 compared to the same period in 2014, due primarily to higher revenue in Japan and China. On a constant currency basis, revenue for Asia would have increased by 48%. Europe & ROW revenue decreased 4% to $1.7 million for the three months ended September 30, 2015 compared to the same period in 2014. On a constant currency basis, Europe & ROW revenue would have increased by 8% in 2015 compared to 2014.

	Three months ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
Product	$8,310	$6,480	$1,830	28%
Service	9,634	6,845	2,789	41%
Total revenue	$17,944	$13,325	$4,619	35%

	Three months ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
United States	$9,300	$6,476	$2,824	44%
Europe & ROW	1,653	1,721	(68)	(4)%
Asia	6,991	5,128	1,863	36%
Total revenue	$17,944	$13,325	$4,619	35%

Cost of revenue and gross margin

Cost of revenue increased by 24% to $8.1 million for the three months ended September 30, 2015 from $6.5 million in the same period in 2014. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin increased to 55% for the three months ended September 30, 2015 from 51% for the same period in 2014. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

	Three months ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Cost of revenue
Product	$3,757	$2,944	$813	28%
Service	4,312	3,568	744	21%
Total cost of revenue	$8,069	$6,512	$1,557	24%

Research and development expenses

Research and development expenses increased by 64%, to $3.2 million for the three months ended September 30, 2015, from $1.9 million for the same period in 2014. This increase reflects the fact that in 2014 we were just beginning to ramp-up our research and development activities following completion of our initial public offering in late 2013. The increased spending has primarily related to development project expenses for our transplant program and to the hiring of personnel in the United States to support development programs. And, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout.

Salary costs for research and development increased $473,000 in the third quarter of 2015 compared to the same period in 2014. In addition, the cost of clinical studies increased $387,000 in 2015 compared to 2014. As a percentage of total revenue, research and development expenses increased to 18% for the three months ended September 30, 2015 from 15% for the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses decreased 1% to $7.4 million for the three months ended September 30, 2015 from $7.5 million for the same period in 2014. The decrease in 2015 compared to 2014 largely reflects a $757,000 decrease in marketing costs, including decreases of $343,000 in symposia, exhibitions, and medical education and $314,000 in market research, as well as a $238,000 decrease in recruiting and hiring costs, partially offset by a $761,000 increase in salary costs and an $110,000 increase in travel costs. As a percentage of total revenue, sales and marketing expenses decreased to 41% for the three months ended September 30, 2015 from 56% for the same period in 2014.

General and administrative expenses

General and administrative expenses increased by 16% to $4.1 million for the three months ended September 30, 2015 from $3.6 million for the same period in 2014. The increase in general and administrative expenses included increases of $533,000 for salary costs and $169,000 for recruiting and hiring costs in the third quarter of 2015 compared to the same period in 2014, partially offset by a $234,000 decrease in legal and professional fees in 2015 compared to 2014. As a percentage of total revenue, general and administrative expenses decreased to 23% for the three months ended September 30, 2015 from 27% for the same period in 2014.

Interest expense, net

Interest expense, net was $19,000 for the three months ended September 30, 2015, compared to $41,000 in the same period in 2014. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $476,000 for the three months ended September 30, 2015 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, during a period when the Pound was falling versus the Yen. For the three months ended September 30, 2014, we recorded foreign exchange gains of $76,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 52% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, have since grown significantly.

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

Other income (expense)

Other income (expense) was an expense of $64,000 for the three months ended September 30, 2015, compared to income of $91,000 in the same period in 2014.

Comparison of nine months ended September 30, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended September 30,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$22,045	48%	$19,192	51%	$2,853	15%
Service	23,952	52%	18,195	49%	5,757	32%
Total revenue	45,997	100%	37,387	100%	8,610	23%
Cost of revenue:
Product	9,712	21%	8,807	24%	905	10%
Service	11,514	25%	9,710	26%	1,804	19%
Total cost of revenue	21,226	46%	18,517	50%	2,709	15%
Gross profit	24,771	54%	18,870	50%	5,901	31%
Operating expenses:
Research and development	8,392	18%	4,185	11%	4,207	101%
Sales and marketing	22,549	49%	18,376	49%	4,173	23%
General and administrative	11,788	26%	11,447	31%	341	3%
Total operating expenses	42,729	93%	34,008	91%	8,721	26%
Loss from operations	(17,958)	(39)%	(15,138)	(40)%	(2,820)	19%
Interest expense, net	(53)	0%	(104)	0%	51	(49)%
Foreign exchange (losses) gains	(33)	0%	(331)	(1)%	298	(90)%
Other income (expense)	50	0%	170	0%	(120)	(71)%
Loss before income taxes	(17,994)	(39)%	(15,403)	(41)%	(2,591)	17%
Income tax expense	94	0%	79	0%	15	19%
Net loss	$(18,088)	(39)%	$(15,482)	(41)%	$(2,606)	17%

Revenue

Revenue increased by 23% to $46.0 million for the nine months ended September 30, 2015 compared to $37.4 million for the same period in 2014. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. U.S. revenue grew by 35%, to $23.0 million for the nine months ended September 30, 2015, driven by growth of $4.6 million from the addition of new customers and $1.4 million from existing customers. Asia revenue grew by 18% to $17.7 million for the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to higher revenue in Japan and China. On a constant currency basis, revenue for Asia would have increased by 29%. Europe & ROW revenue decreased 2% to $5.3 million for the nine months ended September 30, 2015 compared to the same period in 2014, due primarily to changes in currency exchange rates. On a constant currency basis, Europe & ROW revenue would have increased by 11% in 2015 compared to 2014.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
Product	$22,045	$19,192	$2,853	15%
Service	23,952	18,195	5,757	32%
Total revenue	$45,997	$37,387	$8,610	23%

	Nine months ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Revenue
United States	$22,971	$16,967	$6,004	35%
Europe & ROW	5,312	5,406	(94)	(2)%
Asia	17,714	15,014	2,700	18%
Total revenue	$45,997	$37,387	$8,610	23%

Cost of revenue and gross margin

Cost of revenue increased by 15% to $21.2 million for the nine months ended September 30, 2015 from $18.5 million in the same period of 2014. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin increased to 54% for the nine months ended September 30, 2015 from 50% for the same period in 2014. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2015	2014	Amount	%
Cost of revenue
Product	$9,712	$8,807	$905	10%
Service	11,514	9,710	1,804	19%
Total cost of revenue	$21,226	$18,517	$2,709	15%

Research and development expenses

Research and development expenses doubled to $8.4 million for the nine months ended September 30, 2015, from $4.2 million for the same period in 2014. This increase reflects the fact that in 2014 we were just beginning to ramp-up our research and development activities following completion of our initial public offering in late 2013. The increased spending has primarily related to development project expenses for our transplant program and to the hiring of personnel in the United States to support development programs. And, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout.

Salary costs increased $2.5 million in 2015 compared to 2014 due to the expansion of our research and development teams. In addition, the cost of clinical studies increased $872,000 in 2015 compared to 2014. As a percentage of total revenue, research and development expenses increased to 18% for the nine months ended September 30, 2015 from 11% for the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses increased 23% to $22.5 million for the nine months ended September 30, 2015 from $18.4 million for the same period in 2014. The increase reflects additional sales, marketing, and customer service personnel and the expansion of marketing programs. Salary costs increased $4.2 million in 2015 compared to 2014. In addition, travel costs for 2015 compared to 2014 increased $369,000. These increases were partially offset by a $537,000 decrease in recruiting and hiring costs in 2015 compared to 2014 and a $354,000 decrease in marketing costs, reflecting one-time market research studies completed in 2014. As a percentage of total revenue, sales and marketing expenses were 49% for each of the nine month periods ended September 30, 2015 and 2014.

General and administrative expenses

General and administrative expenses increased by 3% to $11.8 million for the nine months ended September 30, 2015 from $11.4 million for the same period in 2014. The increase included increases of $1.1 million in salary costs, $130,000 for recruiting and hiring costs, and $117,000 in depreciation and amortization, partially offset by a $1.1 million decrease in legal and professional fees in 2015 compared to 2014. As a percentage of total revenue, general and administrative expenses decreased to 26% for the nine months ended September 30, 2015 from 31% for the same period in 2014.

Interest expense, net

Interest expense, net was $53,000 for the nine months ended September 30, 2015, compared to $104,000 in the same period in 2014. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange losses

We recorded foreign exchange losses of $33,000 for the nine months ended September 30, 2015 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the nine months ended September 30, 2014, we recorded foreign exchange losses of $331,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 50% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, have since grown significantly.

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

Other income (expense)

Other income (expense) was income of $50,000 for the nine months ended September 30, 2015, compared to income of $170,000 in the same period in 2014.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2015 we had a net loss of $18.1 million and used $12.9 million of cash for operating activities. As of September 30, 2015, we had an accumulated deficit of $139.9 million. We incurred a net loss of $15.5 million and used $14.2 million of cash for operating activities for the nine months ended September 30, 2014.

On January 29, 2015, we entered into an underwriting agreement with a group of underwriters, relating to an offering of 4,255,319 ordinary shares, nominal value £0.006705, or the Shares, at an Offering Price to the public of $11.75 per Share. The underwriters agreed to purchase the Shares from us pursuant to an underwriting agreement at a price of $11.045 per share. Under the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 638,297 option shares at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the underwriters exercised their option to purchase the option shares in full. The gross proceeds to us from the sale of the Shares and the option shares were approximately $57.5 million and we received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses payable by us. The Offering closed on February 4, 2015.

As of September 30, 2015, we had cash and cash equivalents of $88.5 million.

Credit facilities

The Company had no available credit facilities as of September 30, 2015.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(in thousands)	2015	2014
Cash and cash equivalents, excluding restricted cash	$88,483	$58,007
Accounts receivable, net	7,444	5,211

Net cash used in operating activities	$(12,877)	$(14,171)
Net cash used in investing activities	(2,311)	(4,243)
Net cash provided by(used in) financing activities	53,669	(126)
Effect of exchange rate changes on cash and cash equivalents	(163)	53
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	$38,318	$(18,487)

Cash flows for the nine months ended September 30, 2015 and 2014

Operating activities

Net cash used in operating activities was $12.9 million during the nine months ended September 30, 2015, which included a net loss of $18.1 million, non-cash items of $4.6 million, and cash provided by changes in operating assets less liabilities of $563,000. The non-cash items consisted of share-based compensation expense of $2.6 million, depreciation and amortization expense of $1.5 million, and a $148,000 expense from the change in fair value of contingent purchase price consideration. The cash used for changes in operating assets and liabilities included an increase in accounts receivable, net of $721,000, a decrease in deferred income of $258,000, and an increase in inventory of $162,000, partially offset by an increase in accounts payable and accrued liabilities of $1.7 million. The increase in accounts receivable, net reflects growing sales. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recorded upon shipment terms. Inventory increased due to timing. The increase in accounts payable and accrued liabilities was largely due to the timing of payments.

Net cash used in operating activities was $14.2 million during the nine months ended September 30, 2014, which included a net loss of $15.5 million, non-cash items of $3.1 million, and a net increase in operating assets less liabilities of $1.7 million. The non-cash items consisted of share-based compensation expense of $1.8 million, depreciation and amortization expense of $1.2 million, a $38,000 expense from the change in fair value of contingent purchase price consideration, and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $1.7 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included an increase in inventory of $1.1 million, an increase in accounts receivable of $480,000, and a decrease in accounts payable and accrued liabilities of $461,000, partially offset by an increase in deferred income of $191,000 and a decrease in prepaid expenses and other assets of $115,000. Inventory has been increasing in anticipation of growing revenue. The increase in accounts receivable primarily reflects increased revenue during the first nine months of 2014, as well as the timing of receipts. The decrease in accounts payable and accrued liabilities was largely due to payments in the first nine months of 2014 for royalties on intellectual property that were accrued for at December 31, 2013, as well as the timing of payments. The increase in deferred income relates to the growth in sales to our Japanese distributor and the decrease in prepaid expenses and other assets reflects the timing of certain payments.

Investing activities

Net cash used in investing activities was $2.3 million and $4.2 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Financing activities

Net cash provided by financing activities was $53.7 million during the nine months ended September 30, 2015 due mainly to net proceeds of approximately $53.8 million received in the offering that closed on February 4, 2015.

Net cash used in financing activities was $126,000 during the nine months ended September 30, 2014.

Employees

As of September 30, 2015, we had 267 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating ASU 2014-09 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that an entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. The amendments in ASU 2015-11 are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect that the application of ASU 2015-11 will have a material impact on the presentation of our results of operations, financial position or disclosures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief.  The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold In-Tube Test infringes patents owned by Oxford Immunotec Limited.  The defendants timely responded to the complaint in early October 2015 and the matter remains pending.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: November 3, 2015	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2015	/s/	Richard M. Altieri
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at September 30, 2015 and December 31, 2014; (ii) Condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to unaudited condensed consolidated financial statements