Form 10-K
period 2015-12-31
Oxford Immunotec Global PLC
filed 2016-03-01
CIK 1586049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 22, 2016, there were 22,565,879 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Ordinary Shares held by non-affiliates was approximately $306,269,821.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

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

●

our ability to successfully develop and complete the acquired in-process research and development, or IPR&D, program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all;

●	continued demand for diagnostic products for tuberculosis and the development of new market opportunities;

●	our ability to compete successfully and to maintain and expand our sales network;

●	decisions by insurers and other third party payors with respect to coverage and reimbursements;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare reform, on our business;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with SEC reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as Japan, China and the United States, including the several states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company and as an English company listing ordinary shares in the United States;

●	the volatility of the price of our shares, substantial future sales of our shares and the fact that we do not pay dividends; and

●	the impact of anti-takeover provisions under U.K. law and our articles of association.

You should refer to Item 1A, “Risk Factors” in this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views only as of the date of this Annual Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

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

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for tuberculosis, or TB, infection. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT2, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV test, which is used to test for cytomegalovirus infection, or CMV, and the T-SPOT.PRT test, which is a panel of reactive T cells, became available in the United States as laboratory developed tests from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. While we are enthusiastic about the potential utility that the T-SPOT.CMV and T-SPOT.PRT tests may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies.

We also have several active development programs pertaining to new potential tests. The programs seek to exploit our T cell and innate immune measuring technology and span each of our four focus areas. Our development pipeline includes an assay to assess the overall competence of the T cell side of the immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, and an assay informing the efficacy of biologic therapies. We also continue to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

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

We are a global business with 278 employees, including sales and marketing teams on three continents, and laboratories in the United States and the United Kingdom. In 2015, we sold to customers in about 50 countries and derived 50% of our revenue from outside the United States. Our current customer base includes more than 2,000 active customers, consisting of hospitals, public health departments, commercial testing laboratories, importers and distributors.

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

According to the World Health Organization, or WHO, approximately one-third of the world’s population, over two billion people, is infected with M. tuberculosis. This represents an enormous population of infected persons at risk of progressing to active TB disease. Despite the availability of an effective treatment, TB is the leading cause of infectious disease death worldwide. In 2014, the WHO estimated that approximately 9.6 million people contracted active TB disease, of which approximately 1.5 million people died. TB is a leading killer of people living with HIV, causing one quarter of all deaths in that population. Although TB rates are declining slowly across the world, even in the developed world, current screening and management tools have failed to eliminate the disease. For example, in the United States an estimated 11 million people have LTBI, which acts as a constant source of new infections. In addition, new cases of TB commonly arise from immigration and from travel to and from countries with higher incidence of TB.

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

•

False negatives. False-negative results to the TST are common due to a number of factors relating to the quality of the PPD used and the patient receiving the injection. Specifically, the PPD may be improperly stored, improperly diluted or contaminated. In addition, a fungal, viral or bacterial infection, including active TB disease, can suppress the TST response, leading to a false-negative. False negatives are also prominent among newborns and elderly subjects. Other conditions can also cause false-negative TST results, including HIV, certain live-virus vaccinations (e.g., measles, mumps and polio), chronic renal failure, nutritional factors, diseases affecting the lymphoid organs (e.g., Hodgkin’s disease, lymphoma, chronic lymphocytic leukemia and sarcoidosis), drugs (e.g., corticosteroids, tumor necrosis factor, or TNF, biologics and many other immunosuppressive agents) and stress.

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

Our T-SPOT.TB test takes advantage of the T cell response that results from infection with M. tuberculosis. Our T-SPOT.TB test quantifies individual M. tuberculosis-sensitized T cells by challenging them with M. tuberculosis antigens that are recognized by the immune system. We employ two antigens, ESAT-6 and CFP10, to stimulate T cells that have previously been exposed to M. tuberculosis, which causes them to release a cytokine called interferon-gamma. Interferon-gamma is one of the dominant cytokines released by activated T cells when encountering M. tuberculosis. In contrast to the PPD reagent used in the TST, these two antigens are not shared with the BCG vaccine or with non-tuberculous mycobacteria. Because our test detects individual T cells via their release of interferon-gamma, our test is sometimes referred to generically as an IGRA.

Under our flexible business model, we currently offer our T-SPOT.TB test in either an in vitro diagnostic kit or a service format. In the former, we sell test kits and associated accessories to laboratories for them to perform the testing themselves. In the latter, we have established clinical testing laboratories in the United States and the United Kingdom, where we perform our T-SPOT.TB test on samples sent to us by customers. In these markets, we have found that many customers prefer to send samples to us rather than perform their own analysis on-site. We market our service offering under the name Oxford Diagnostic Laboratories®, or ODL®.

Our ODL service is typically comprised of the following steps:

•	The customer draws a blood sample and places it in a pre-paid, re-usable, specialized shipping container that we provide, along with a completed test requisition form.

•	The sample is picked up by our designated courier, although customers can also drop off samples themselves to courier locations, and shipped overnight.

•

When the package arrives at our ODL facilities, we unpack and enter the sample data into our laboratory information system, or LIS. The LIS assists us in sample processing and tracking and provides various automation options for result delivery and invoicing.

•

We process the sample and, once the test is complete, we report the results back to the customer and submit an invoice to the customer or, in certain cases, to a patient’s insurance provider. We have various mechanisms for customers to order and receive their results according to their preference, including fax, encrypted e-mail, web-portal or an interface with their electronic medical records or laboratory information system.

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

Our T-SPOT.TB strategy

Our objective is to increase adoption of our T-SPOT.TB test for screening and detecting persons infected with TB infection. To achieve this objective, our strategy is to:

•

Accelerate our penetration into proven market segments in the United States. We intend to continue to invest in our direct sales and customer service teams to increase our capacity to cover the hospital and public health segments, which have been the foundation of our success to date. In addition, we expect to continue building upon our marketing and medical education programs to increase awareness and understanding of the advantages of our T-SPOT.TB test over the TST, including by leveraging scientific publications, such as the Screening healthcare Workers with IGRA vs. TST: impact on Costs and adHerence to testing, or SWITCH, study.

•

Expand into other market segments in the United States. We intend to continue to increase our sales and marketing investment in other key market segments where feasible, including physicians’ offices, hospital laboratories, universities, chronic care facilities, HIV clinics and the military.

•

Expand our commercial presence outside the United States. We intend to continue making investments to expand our sales presence and marketing teams, particularly in Europe, Japan and China. In 2014, we opened an office in Shanghai, China and in 2015 we grew our commercial penetration in this market as well as in additional Asian markets. We intend to establish a presence in select additional geographies to accelerate test adoption in countries where we already have regulatory approval.

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

These data, which were generated in controlled studies under strict regulatory standards, demonstrate that our T-SPOT.TB test is able to detect TB infection with high accuracy. In addition to being validated in multiple clinical studies, our T-SPOT.TB test has also been the subject of more than 400 peer-reviewed publications in scientific journals including several meta-analyses. A recently published article in the American Journal of Respiratory and Critical Care Medicine demonstrates the high reliability and reproducibility of the T-SPOT.TB test in serial testing of healthcare workers. The study by King and colleagues is the largest IGRA serial testing study to date and is the first study on the use of the T-SPOT.TB test in routine healthcare worker TB screening in the United States Real-world data from over 42,000 healthcare worker TB tests from 19 geographically diverse hospitals were retrospectively analyzed. The study demonstrated an overall concordance rate of 98.9% between serial test results in the same healthcare worker, with conversion and reversion rates for the T-SPOT.TB test significantly lower than those reported in previous studies of healthcare worker screening with QFT. The T-SPOT.TB test showed high observed specificity and conversion rates at each hospital correlated with the geographic and population risk factors. The study findings reinforce that T-SPOT.TB test results are strongly correlated to known TB risk factors and suggest that the test is accurate in detecting TB infection.

Guidelines for TB testing

We believe that clinical guidelines, which are recommendations issued by national medical societies or public health bodies, are a driving factor in a clinician’s decision to use a specific diagnostic test. IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the United States, several European countries and Japan.

Guidelines typically refer to our T-SPOT.TB test generically as an IGRA. Guidelines generally incorporate one of four common approaches: (1) a two-step approach in which TST is administered and subsequently followed by an IGRA, either when the TST is negative, to increase sensitivity, mainly in immunocompromised individuals, or when the TST is positive, to increase specificity, mainly in BCG-vaccinated individuals; (2) either TST or IGRA, but not both; (3) IGRA and TST together, to increase sensitivity; and (4) IGRA only, replacing the TST.

In recent years, the use of IGRAs has been increasingly recommended. For example, key recommendations contained in the CDC’s 2010 guidelines are as follows:

•	An IGRA may be used in place of a TST in all situations in which the CDC recommends TST as an aid in diagnosing TB infection.

•	An IGRA is preferred for testing persons from groups that historically have low rates of returning to have TSTs read.

•	An IGRA is preferred for testing persons who have received BCG as a vaccine or for cancer therapy.

•	A TST is preferred for testing children under the age of five, though use of an IGRA in conjunction with a TST has been advocated by some experts to increase diagnostic sensitivity in this age group.

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

We believe that these guidelines, and similar national guidelines outside the United States, allow us to access the vast majority of the current TST market and assert the superiority of an IGRA in significant segments of the market.

Market segments and revenue mix

We have a geographically diversified business. In 2015, 50% of our revenue was derived outside the United States and 50% inside the United States.

Our U.S. business derived 96% of revenue from our service offering, as opposed to kit sales, for each of the years ended December 31, 2015, 2014 and 2013. The high percentage of our service offering reflects our experience that U.S. customers prefer to send out for IGRA tests than run them in-house. We categorize the U.S. market into four main areas:

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

Currently, we derive the majority of our U.S. revenue from the hospital and the public and student health segments. More recently, we have added an additional focus on physicians’ offices and clinics, as well as hospital-based physician offices in an effort to increase our share of the patient TB testing market segment.

Our business outside the United States represents a total potential market of over 28 million tests annually. 92%, 91%, and 90% of our revenue from outside the United States came from sales of kits and associated accessories, as opposed to service offering revenue, for the years ended December 31, 2015, 2014 and 2013, respectively. We, either directly or through our distributors, sell our test kits primarily to hospital laboratories and commercial testing laboratories that perform the tests and provide test results to the ordering clinicians. Test prices are negotiated with each of our customers. Outside of the United States, our business is concentrated in China, Japan, and Europe. 39%, 40%, and 37% of our revenue came from Asia for the years ended December 31, 2015, 2014 and 2013 respectively. In China, we continue to invest in medical education programs supporting T-SPOT.TB test awareness in order to expand our penetration into multiple tiers of the market. In Japan, we have invested in direct sales and marketing programs to build our market share for the T-SPOT.TB test and we are expanding our commercial presence into select additional Asian geographies. In Europe, we continue to build our T-SPOT.TB test presence in both core and new markets.

Funding and reimbursement

The funding and reimbursement structures for LTBI testing vary among countries, as discussed in more detail below.

United States

In the hospital, public health and student health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these institutions according to our pre-negotiated prices. For other segments of the U.S. market, notably, for example, the physicians’ office segment, third-party reimbursement from governmental payors and/or private insurers is often available to cover the cost of our T-SPOT.TB test.

CPT codes are used by payors to identify services provided to patients and determine the appropriate level of reimbursement for such services. As such, obtaining a CPT code for a particular service facilitates payment to the provider. We applied for and were successful in obtaining a unique CPT code to cover our T-SPOT.TB test (code 86481), which became effective in January 2011. The reimbursement amount of this code was initially linked to CPT code 86480. We appealed this decision on the basis that our T-SPOT.TB test uses a different methodology and that this leads to differentiated clinical outcomes to the test covered under code 86480. Our appeal was successful and in January 2012 the reimbursement amount for code 86481 was increased by 22%. The current Centers for Medicare & Medicaid Services, or CMS, national limitation amount for 86481 is approximately $102. We have a national coverage determination for our CPT code 86481 from Medicare, which means we are able to obtain Medicare reimbursement nationally. Individual state agencies establish reimbursement levels for Medicaid. Our T-SPOT.TB test is currently reimbursed by Medicaid in 47 states and the District of Columbia, and our ODL facility is an enrolled provider with Medicaid in 43 states. Based on our experience to date, we believe the majority of insurers deem our test medically necessary and, therefore, cover our test.

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

Japan. IGRAs are listed on the clinical lab fee schedule in Japan (code D015-25), which attracts a reimbursement level of ¥6,300 per test, or approximately $52 per test based on a foreign currency exchange rate of $0.00831/¥. We believe that this reimbursement code covers all patient testing done in hospitals and clinics. There also exists a mechanism to partially reimburse public health entities for IGRA testing from central government funds.

China. In China, test pricing is regulated by provincial and municipal government bodies. These bodies determine the price at which a test can be charged to the test recipient. To date, pricing approval has been granted for our T-SPOT.TB test in nine provinces/municipalities. We believe that certain hospitals (e.g., TB specialty, large city, and military hospitals) fall outside of this formal pricing approval, in which case the test is funded from hospital budgets.

United Kingdom. No formal centralized reimbursement mechanism for diagnostic tests exists in the United Kingdom. Instead, the testing is funded from institutional budgets whether we sell kits or our service offering.

Germany. Outpatient testing is covered in Germany under the “EBM” reimbursement system. A code for IGRAs was established in January 2011 (Code 32670), which qualifies for reimbursement of €58 per test, or approximately $63 per test based on a foreign currency exchange rate of $1.09079/€. In addition, the cell-purification step inherent in our T-SPOT.TB test methodology can also attract an additional €10.40 per test, or approximately $11 per test at the same exchange rate, in reimbursement. Testing that is not eligible for EBM reimbursement (e.g., inpatient testing and public health testing) is typically funded from institutional budgets.

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

Our approximately 35,000 square foot U.S. ODL facility is located in Memphis, Tennessee, approximately ten miles from the FedEx global headquarters and sorting facility. We use FedEx as our courier for samples in the United States and have negotiated discounted shipment rates for our customers using our pre-paid specialized shipping containers. We believe that our location gives our laboratory the competitive advantage of being able to access almost all parts of the continental United States with a patient-to-lab time of typically less than 20 hours. In addition, we believe it gives us market access and convenience advantages because customers can use our service wherever there is a FedEx pick-up or drop-off location. Further, as we typically receive the majority of our packages from FedEx’s sort facility at 4 a.m., Memphis time, each morning we are able to achieve turnaround times that we believe are substantially quicker than other competing laboratories. Our U.S. ODL facility is CAP accredited and has obtained the necessary CLIA registrations to accept samples from all 50 states.

Our U.K. ODL facility is located in an approximately 2,100 square foot laboratory facility in Abingdon, England. We use DX, which is the same courier used by U.K. National Health Service institutions, as our primary courier in the United Kingdom. Our U.K. lab is accredited to the ISO17025 quality standard. See “—Laboratory certification, accreditation and licensing” below.

Competitive tests and our advantages

Our T-SPOT.TB test competes primarily with the TST. In the United States, there are two brands of PPD for the TST: Aplisol® manufactured by JHP Pharmaceuticals, Inc.3 and Tubersol® manufactured by Sanofi Pasteur Limited4. Outside the United States, we believe the dominant brand worldwide is Tuberculin PPD RT 23 SSI manufactured by the Statens Serum Institut, Denmark.

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

The TST is often considered to be inexpensive, as the PPD reagent and other materials used in the test typically cost less than $5 per test. However, the materials cost of the TST itself is only one element of the total cost involved when conducting a TB screening program or TB control strategy. Substantial costs beyond the materials cost of the TST test include additional costs associated with: (i) false-negatives and false-positives to the TST; (ii) individuals who fail to return within the prescribed period; and (iii) implementing and maintaining training programs for healthcare workers who administer and read TST tests.

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

•

Journal of Occupational and Environmental Medicine:  The SWITCH study (Wrighton-Smith et al., 2012). The SWITCH study, conducted at The Johns Hopkins Healthcare System and Medical School, was conceived to systematically identify and then measure all the costs of screening healthcare workers using either a TST or an IGRA, specifically our T-SPOT.TB test. The key study findings were that administering a TST testing program costs $73.20 per person screened, $90.80 per new hire, and $63.42 per annual screen. Use of an IGRA for employee health testing was found to be cost saving, with an IGRA test cost of $54.83 or less per test, and to result in higher screening completion rates due to the elimination of the need for a second visit to interpret the TST. Dr. Peter Wrighton-Smith, our Chief Executive Officer, contributed as an author and scientific collaborator in this study.

•

Tuberculosis Screening of New Hospital Employees (Foster-Chang et al., 2014). This study was conducted at an urban Veteran’s Administration, or VA, heath care facility in Philadelphia, Pennsylvania, as part of a VA quality improvement investigation. The key study findings were that utilizing an IGRA, specifically our T-SPOT.TB test, for new employee TB screening instead of the TST resulted in an average new employee clearance to work time of 5.91 days, as compared to 12.67 and 13.18 days during the 2011/2012 time frames, respectively, when utilizing the TST. Additionally, the authors reported a 38% to 40% reduction in cost for new employee TB screening when using the T-SPOT.TB test instead of the TST.

Other than the TST, our principal competitor is the QuantiFERON®5-TB Gold test, or QFN. As this test also measures IFN-y release, QFN, like our own test, is sometimes referred to generically as an IGRA.

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

•

Our test requires only a single tube of blood collected in a ubiquitous heparin blood tube. In contrast, QFN requires the use of three specialized antigen-coated blood collection tubes, either at the time of the blood draw or later. We believe this gives us a reliability and simplicity advantage.

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

As a result of clinical and service advantages, we have been able to negotiate a higher average selling price for our service. We believe this advantage provides us a larger addressable market than is available through selling kits as done by QFN; simply put, our revenue potential from the same testing volume is higher. We believe that this will also enable us to achieve a higher absolute profit per test. However, to the extent that national and regional laboratories offer QFN as a service, we may also face competition from them in our service offering.

5 QuantiFERON is a registered trademark of Qiagen N.V.

The benchmark reimbursement for our T-SPOT.TB test is higher than for QFN in the United States, with CMS reimbursement of $102 per test for CPT code 86481 as opposed to CMS reimbursement of $84 per test for CPT code 86480. We believe that this higher reimbursement provides us with pricing and access advantages in certain segments of the U.S. market.

In early 2015, a new version of QFN, the QuantiFERON-TB Gold Plus test, or QFN Plus, was announced in the European Union. Based on the data presented in their respective package inserts, QFN Plus has a higher clinical sensitivity (95.3%) but lower clinical specificity (97.6%) than QFN. A multi-center clinical study, published in February 2016, conducted in Europe initiated enrollment in November 2014 and concluded in September 2015, determined that the sensitivity of QFN Plus, excluding indeterminate results, was 87.9% and specificity was 97.2%. QFN Plus also requires the use of a fourth specialized antigen-coated blood collection tube, either at the time of blood draw or later, which may increase phlebotomy complexity and time required. The additional blood collection tube may increase per-test costs for performing laboratories, as it requires an additional plate well for each sample processed. QFN Plus is not available in the United States.

Our technology platform

The immune system consists of three primary branches: innate immunity, humoral, or B cell based, immunity and cellular, or T cell based, immunity. Our proprietary T-SPOT technology platform allows us to efficiently measure marker-specific T cell and innate immune responses at a single cell level and thereby inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions.

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

The principles of our T-SPOT technology platform are shown in Figure 1.1 below, using blood as the body fluid in the example.

A blood sample is collected using routine phlebotomy and a standard blood collection tube from which a subset of white blood cells, known as peripheral blood mononuclear cells, are isolated. The cells are washed, counted and normalized to create a standard cell suspension. A standard number of cells are added into specially designed plates and stimulated with antigens specific to the disease under study. Cells responding to these antigens release a chemical messenger known as a cytokine. Cytokine antibodies are used to directly capture the cytokine as it is released by the cells.  A secondary labeled antibody is added and binds to the captured cytokine.  A detection reagent is added and reacts with the secondary labeled antibody. This reaction produces spots, which are a footprint of where the cytokine was released. Spots are then enumerated. At our Oxford Diagnostics Laboratories in the United States and the United Kingdom, we use an automated image analysis system to identify and count each of these spots in order to provide a quantitative readout.

Figure 1.1 T-SPOT technology

Key features of T-SPOT technology that give it technical advantages over other platforms include:

•

High analytical sensitivity. Our analytical method measures responses of T cells and innate immune cells at a single-cell level, which allows high analytical sensitivity. We are able to reliably detect specific cell responses at frequencies of 1 per 50,000 WBCs or less.

•

Application to other diseases and conditions. By altering the target-specific antigen used with our T-SPOT technology, we can direct our technology platform to detection of different diseases or conditions where T cell or innate immune function is involved. Our proprietary methods can be used to visualize cytokines other than IFN-y and our methodology can be and has been successfully applied to other body fluids. This provides us the ability to detect cell responses not just in the bloodstream, but also from T cells and innate immune cells that have migrated to sites of disease.

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

•

Designed to be incorporated in standard clinical practice. The sample collection process is designed to be easy to perform in a wide variety of clinical settings using a standard blood draw. By using industry-standard sample collection procedures, we believe our T-SPOT.TB test and subsequent assays we develop using our T-SPOT technology will be accessible to a wide variety of customers.

Our technology relies in part on our patented method for stabilizing blood samples to allow them to be processed after they have been shipped overnight. This method involves the separation of contaminating granulocytes from the shipped sample to rejuvenate it prior to processing. Granulocytes are a normal component of whole blood. However, once blood is removed from the body, granulocytes start to progressively decay, which can cause contamination of the WBC components of interest. In addition, decaying granulocytes release chemicals that can suppress cytokine secretion, further reducing test sensitivity. By separating granulocytes from the sample prior to starting an assay, we restore the sample to the same composition and function as a fresh sample.

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

We also employ proprietary manufacturing processes and protocols designed to cost-effectively and reliably produce key elements of our T-SPOT technology, including the process for coating microtiter plates with cytokine antibodies, such as IFN-y antibodies, and our quality control testing procedures. Further, we have developed proprietary methods designed to achieve rapid throughput in assay performance. These methods involve specific protocols throughout the assay process.

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

Our pipeline

We have several programs in development, each directed to one of our four areas of focus.

Two of the programs have resulted in the completion of technical development of assays, which have been made available and are being studied in pivotal trials: the T-SPOT.CMV test, which measures the immune response to CMV infection, and the T-SPOT.PRT assay, which measures alloreactivity and may help to inform clinicians of increased risk of T cell mediated rejection.

The other programs have not completed technical development. The T-SPOT.ICA assay, or immune competence assay, may have application in both the transplant and immune-oncology spaces. The B cell ELISPOT assay measures antibody-secreting B cells and may have application in transplant to estimate risk for antibody mediated rejection. Autoimmune and inflammatory disease programs include our SpiroFind assay, targeting Lyme disease; GoutiFind, targeting gout; and Stratokine, targeting efficacy of biologic therapies. Through our early stage immune-oncology program, we are investigating the use of our T-SPOT technology platform in cancer immunotherapy. We discuss each development program in brief below.

Transplant Products

Over 150,000 transplants were conducted in 2011, distributed roughly equally throughout the world with 29% in the United States, 34% in Europe and 37% in the rest of the world. Kidney and hematopoietic stem cell transplants comprise the majority of the market. The majority of transplants are performed in hospitals or clinics specializing in transplantation and present a fairly concentrated sales call point. Our four products currently in development targeting the transplant market are the T-SPOT.CMV, T-SPOT.PRT, T-SPOT.ICA, and B cell ELISPOT tests.

Our T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV infection. Once infected with CMV, the virus remains in the body for life and is an opportunistic pathogen. It is present in up to 90% of the human adult population, most of whom successfully control its progression through their T cell response. For those with weakened immune systems such as transplant recipients, however, CMV presents a significant source of morbidity. Our T-SPOT.CMV test may be a useful aid in evaluating a patient’s risk of CMV infection and disease.

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

Our T-SPOT.CMV and T-SPOT.PRT tests were both made available in the United States as laboratory developed tests from the Company's CLIA certified and CAP accredited service laboratory and CE marked in the European Union in 2015.

We are conducting two clinical studies in support of our transplant product portfolio. The PROTECT study is a pivotal trial designed to demonstrate the clinical value of the T-SPOT.CMV and T-SPOT.PRT tests in solid organ transplantation and is actively enrolling at sites in the U.S. and Europe. The REACT study, which focuses on hematopoietic stem cell transplant patients, is designed to demonstrate the clinical value of the T-SPOT.CMV test and is actively enrolling at sites in the U.S., Canada and Europe.

Our T-SPOT.ICA test measures the competence of T cells, with the goal of providing a score that is tracked over time to evaluate the functional strength of a patient’s T cell immune system. This test quantitatively assesses the degree of T cell suppression as a result of immunosuppressive therapies or other immunodeficiency. In the context of transplantation, while immunosuppression is necessary to reduce the risk of graft rejection, too much immunosuppression risks significant long and short term side effects, including nephrotoxicity, life-threatening infections, like CMV, Epstein-Barr virus and BK Virus, and cancer. By measuring overall competence of T cells, this test may provide clinicians with additional tools to manage immunosuppression while also providing greater insight into effective therapies, resulting in better outcomes and cost savings. The T-SPOT.ICA test may also have utility in the field of immune-oncology.

Our B cell ELISPOT assay is the earliest in development of the transplant products. This assay measures the patient’s antibody-secreting B cells to estimate risk for antibody mediated rejection. This assay may complement the commonly used Panel Reactive Antibody and Donor Specific Antibody tests to identify sensitized patients regardless of the presence of circulating antibodies and may improve rejection management strategies for transplant patients.

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

The second assay targets gout, an inflammatory disorder that usually presents with an acutely swollen painful joint, typically the big toe. While fine needle aspiration of the joint and identification of typical monosodium urate crystals under polarizing microscopy confirm the diagnosis, the procedure is painful and not well suited for many primary care physician offices. Our test is a simple blood test, presently referred to as GoutiFind, that may allow early diagnosis and better inform therapies by measuring the strength of the underlying uric acid induced inflammation.

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

Immune-oncology

Our work in the area of immune-oncology remains in the early stages as we explore the areas of utility of our T-SPOT technology platform in the context of cancer immunotherapy. In addition to evaluating use of our technology in connection with the development of vaccines or therapies targeting specific cancer cell surface antigens, we are also investigating use of our technology in connection with adoptive T cell therapy and checkpoint inhibitors. As our research in this area progresses, we will be refining our focus with the goal of optimizing the commercialization of our T-SPOT technology platform in the immune-oncology space.

Our research and development expenses were $11.0 million, $7.0 million, and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The intellectual property relating to our T-SPOT.TB test that we own or license includes 12 issued U.S. patents, more than 20 issued patents in other jurisdictions, two pending U.S. patent applications and three pending patent applications in other jurisdictions, as well as registered trademarks, proprietary manufacturing processes and protocols, and proprietary methods directed towards achieving rapid throughput in assay performance.

Our owned and licensed patents

The table below identifies the patents and pending patent applications we own or to which we have license rights that relate to our T-SPOT.TB test.

Patent and patent application numbers(1)	Form of rights(2)	Expected expiration date	General description of subject matter
US 7,575,870, US 8,617,821, US 14/090,221*, EP 941478, JP 4094674, AU 728357, CA 2,272,881	Owned(3)	November 2017	Methods, including use of ELISPOT technique, to detect and quantify in vitro effector T cells that respond to pathogen specific antigen stimulation with the release of interferon-gamma
EP 2084508, CN 101529221, US 9,090,871#, JP 2014-112089* AU 2007303994, CA 2,665,205, IN 2165/DELNP/2009*	Owned	October 2027	Methods of improving stored blood sample stability by removing granulocytes
US 7,115,361	Owned(3)	December 2019	Method and kit for detecting TB specific T cells following stimulation with antigen peptides
US 7,632,646, US 7,901,898, US 8,216,795, US 8,507,211 US 9,005,902, EP 1144447, JP 4633931, ZA 2001-03356	Owned(3)	November 2019	Composition, method and kit for diagnosis of TB using peptides from ESAT-6
EP 1203817, JP 4324597, CN 1117149, AU 727602, CA 2,653,566, ZA 199607394, and a number of other countries	In-licensed from Statens Serum Institut	August 2016	Composition and method of making an isolated polypeptide of TB specific protein CFP10
US 5,955,077	In-licensed from Statens Serum Institut	September 2016	Composition and sequences of TB polypeptide antigen ESAT-6 and uses in diagnosis of TB
US 7,579,141, US 8,021,832^, US 9,238,066, EP 1214088, EP 2087906*, JP 4820489, AU 773268, CA 2,372,583	In-licensed from Rutgers, The State University of New Jersey	May 2020	Methods of in vitro diagnosis utilizing the T cell response to CFP10 to distinguish between exposure to TB and BCG vaccination
*	Reflects pending patent applications
#	Expires in April 2028 due to Patent Term Adjustment
^	Expires in July 2020 due to Patent Term Adjustment
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

The first two patent groups listed in the table above also have applications beyond the TB field, such as the field addressed by our T-SPOT.CMV test and potentially others. The core technology patents, which we own, contain claims to methods of measuring marker-specific effector T cell responses at a single-cell level. These methods cover the measurement of intracellular pathogens by detecting, through a quantitative method using an ELISPOT technique, the in vitro release of cytokines by antigen-specific effector T cells. These measurements can inform the diagnosis, prognosis and monitoring of patients with immunologically controlled diseases or conditions, such as infectious diseases, cancers and autoimmune diseases.

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

We have also licensed three patents on a non-exclusive basis that relate to our T-SPOT.CMV test and additional patents and patent applications that we believe may assist us to develop future diagnostic tests, particularly in the transplant and autoimmune fields. We also have licensed certain patents related to the technology acquired from Boulder, as well as certain patents related to the detection of antibody-secreting B cells specific for HLA. We also acquired a patent application relating to additional TB antigens. The expected expiration dates of the licensed patents range from March 2018 to May 2027. We can give no assurance that any of our current or future research and development programs will result in the development and validation of any diagnostic test that leverages any of these patents or patent applications or otherwise.

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

We have royalty obligations under each of our license agreements and also have payment obligations, measured in part based on our sales levels, under the terms of the assignment agreement by which we acquired rights to certain of the patents we currently own. For ease of presentation in this Annual Report, we include all payments measured by sales levels as royalty obligations. Our royalty obligations are calculated on our net sales, the definition of which varies by agreement and typically results in a lower effective royalty rate on our service revenue than on sales of our kits. Currently, our aggregate royalty burden for our T-SPOT.TB test under all license and assignment agreements, as a percentage of gross product and service revenue, is in the low double digits. Our royalty burden for our T-SPOT.CMV test under all license agreements, as a percentage of gross product and service revenue, is in the low single digits. Under our license agreements, we may be responsible for paying, or contributing to, patent prosecution and maintenance costs or subject to diligence obligations. We believe we are in compliance with all obligations of our license agreements.

Isis Innovation Limited (Isis)

In 2013, we entered into an assignment agreement with Isis, pursuant to which various patents we previously licensed from Isis were assigned to us. We have ongoing obligations under the assignment agreement to make payments to Isis until the patents expire and to continue to extend license rights to the University of Oxford, its employees, students, agents and appointees to use the technology for academic and research purposes. Our rights under the patents assigned to us by Isis are subject to various grants of license rights, including (i) a license back to Isis to maintain a pre-existing license for research use only, (ii) a pre-existing grant to a third party of non-exclusive rights under the patents covering a field of two infectious diseases, (iii) a pre-existing grant to a third party of non-exclusive rights under the patents limited to the licensee’s internal use to monitor vaccine response, and (iv) a pre-existing grant to a third party of non-exclusive rights under some of the patents with the right to sublicense, limited to use with ESAT-6 and CFP10 antigens, and excluding use of the ELISPOT technique for diagnosis and monitoring of TB infection, disease or therapy. We do not believe this third party has granted any sublicense rights as of December 31, 2015.

The amount we pay to Isis for our royalty obligation is equal to a royalty rate in the low single digits and we expect this rate to be reduced for certain of our sales after the expiration of certain specified patents, which we believe will be in late 2017. Our aggregate royalty obligation payments to Isis through December 31, 2015 have been $1.8 million. Our royalty obligations to Isis will cease when there are no valid patent claims still in force.

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

Previously, we made a number of milestone payments due under the license to SSI, although no future milestone payments are required. The agreement contains minimum royalty obligations, but the amount of royalties due on actual sales has exceeded the minimum royalties for a number of years. We pay royalties in the Euro currency at a rate in the low double digits. The license agreement provides that royalty obligations may continue after the expiration date of licensed patents for a period of four years at a single digit royalty rate. Our aggregate payments to SSI through December 31, 2015 for milestones and royalties, including minimum royalties, have been $13.6 million.

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

We must make semi-annual royalty payments to Rutgers. Although the agreement contains minimum royalty obligations, the amount of royalties due based on our actual sales has exceeded the minimum for a number of years and we expect our royalties on actual sales will continue to exceed the minimum for the duration of our royalty obligations. We pay a royalty rate in the low single digits. Our aggregate payments to Rutgers through December 31, 2015 for signing fees, annual fees, milestones and royalties, including minimum royalties, have been $3.6 million. Our royalty rate may be reduced, depending on the outcome of an European Patent Office, or EPO, opposition appeal and could also be reduced if Rutgers grants another license to the technology covering an ELISA format. See “Risk factors—Risks related to our intellectual property.” Our royalty obligations to Rutgers will cease when there are no valid patent claims still in force covering licensed products or assays. Previously, we made a number of other payments to Rutgers for license issue fees, annual license fees and milestone payments. No such future payments are required under the license.

Rights under the agreement expire on the last to expire of the licensed patents or the abandonment of all patent applications related to the licensed patent rights. We may terminate the license by advance written notice. Either party may terminate the license for material uncured breach by the other party. Rutgers may terminate the license if a court or administrative body finds it liable or culpable due to our performance, or the performance of any future sublicensee, unless we agree to indemnify it from damages resulting from the decision. Our license rights terminate automatically if any bankruptcy, insolvency or similar proceedings are instituted by or against us, subject to reinstatement if the matter is removed within a specified time frame.

Trademarks and other protection

The trademarks we employ in our business include T-SPOT, T-Cell Xtend, Oxford Diagnostic Laboratories, ODL, the Oxford Immunotec logo and our laboratory logo. We have obtained registrations in the United States for T-SPOT, T-Cell Xtend, Oxford Diagnostic Laboratories and the Oxford Immunotec logo. We have also obtained or are seeking registrations for certain of these trademarks in other jurisdictions, including the United Kingdom, the European Community, Japan and China. We have also secured numerous internet domain name registrations.

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

As part of our test offerings, we use proprietary formulations of peptides that we believe are important to the accuracy of our tests. Further, we have devoted substantial time and resources to the development of processes and techniques that have resulted in cost reductions in our test manufacture and in assay performance in our service laboratories. In our ODL facilities, we have streamlined the workflow process in our laboratories to allow for rapid throughput, which reduces labor costs and reduces the time we take to provide test results to our customers. In addition, we have developed and validated automated solutions for the assay process, including proprietary protocols for maximizing efficiencies garnered from the automation equipment. These methods are useful in our current test offerings, and will be applicable to future tests we may develop using our T-SPOT technology platform. We believe the manufacturing process and assay performance efficiencies we have developed and employ could not easily or quickly be developed by others.

Manufacturing and laboratory facilities

Our tests are generally manufactured by us from materials we obtain from a limited number of suppliers. We manufacture our T-SPOT.TB test at our U.K. corporate headquarters in Abingdon, England, where we currently lease approximately 2,800 square feet of manufacturing space. The lease covering this space expires in 2019 and our current rent for the manufacturing space is $113,000 annually, which is subject to change. Our manufacturing facility is certified to ISO 13485 and ISO 90001. Our space in Abingdon also includes 2,800 square feet of storage/warehouse space. The lease covering this space expires in 2018 and our current rent for the storage/warehouse space is $28,000 annually, which is subject to change.

We operate two diagnostic testing laboratories, one in the United States and one in the United Kingdom, where we process samples sent to us by our customers who choose the service format of our T-SPOT.TB test offering. Our U.S. laboratory facility, located in Memphis, TN, also develops and performs our T-SPOT.CMV and T-SPOT.PRT tests. Our current lease for the U.S. laboratory facility covers approximately 35,000 square feet of space and expires in 2021. Our current rent under this lease is $146,000 annually and is subject to annual increases. Our U.K. laboratory is located in Abingdon, England, where we currently lease approximately 2,100 square feet of space, which includes 1,050 square feet for the diagnostic testing laboratory. The remaining 1,050 square feet is used for research and development and quality control. The lease on this space expires in 2019 and our current rent for the total U.K. laboratory space is $93,000 annually, which is subject to change.

Key supplier relationships

Mabtech AB.  We entered into a purchase agreement with Mabtech AB, or Mabtech, in 2010, which was amended in 2013. Pursuant to this agreement, Mabtech supplies the antibodies used to coat the membrane plates and for the detection procedure in our tests. We provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the volume of our purchases. We have agreed to purchase these antibodies exclusively from Mabtech, although our exclusivity obligations may cease in the event Mabtech raises prices by more than a certain percentage over a defined period of time and declines to match a competitive third-party quotation for the antibodies.

The purchase agreement expires, unless earlier terminated, on December 31, 2018. Either party may terminate by providing written notice to the other in the event of a material uncured breach by the other party, a liquidation, insolvency, or bankruptcy proceeding involving the other party or cessation in trading by the other party.

We also entered into a manufacturing agreement with Mabtech in 2003, which was amended in 2010 and again in 2011. Pursuant to the manufacturing agreement, Mabtech supplies us with antibody-coated membrane plates, using plates we purchase from another supplier and provide to Mabtech. These antibody-coated membrane plates are a component of our tests. We provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the volume of our purchases.

The manufacturing agreement expires, unless earlier terminated, on December 31, 2016. Either party may terminate by providing written notice to the other in the event of a material uncured breach by the other party, a liquidation, insolvency or bankruptcy proceeding involving the other party or cessation in trading by the other party.

EMD Millipore Corporation. We entered into a supply agreement with EMD Millipore Corporation, or Millipore, in 2009, which was amended in 2013 and 2014. Pursuant to this agreement, Millipore supplies us with the membrane plates used in tests incorporating our T-SPOT technology. We provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the size of our orders. The agreement expires, unless earlier terminated, on December 31, 2018. Each party has the right to terminate in the event of a material uncured default by the other party.

MicroCoat Biotechnologie GmbH. Pursuant to our 2010 supply agreement with MicroCoat Biotechnologie GmbH, or MicroCoat, MicroCoat performs antibody coating on membrane plates using plates and antibodies we supply. Under the supply agreement, we provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the size of our orders. These antibody-coated plates are a component of tests using our T-SPOT technology.

The current term of the agreement expires, unless earlier terminated, on December 31, 2016, subject to automatic renewals for additional one-year periods in the absence of specified notice by either party. Each party has the right to terminate in the event of a material uncured breach by the other party, or in the event of a bankruptcy or insolvency proceeding involving the other party.

StemCell Technologies, Inc. We entered into a supply agreement with StemCell Technologies, Inc., or StemCell, in 2008, which was amended in 2011. Pursuant to this agreement, StemCell supplies us with a product that can be used with tests using our T-SPOT technology.

We have the exclusive right to market this product for use in association with ELISPOT tests to detect and/or quantify T-cells for use in the in vitro diagnosis, prognosis and/or clinical monitoring of infectious diseases, including tuberculosis, and non-infectious diseases and medical conditions, except our rights in China and India are non-exclusive. StemCell retains the right to sell this product for use in other applications and in our non-exclusive territories. We are obligated to use commercially reasonable efforts to promote sales of the product for the applications to which we have exclusive rights.

We paid a signing fee in the amount of $0.1 million and milestone payments in the aggregate amount of $0.2 million. We are not obligated to make additional milestone payments. We are obligated to pay an annual exclusivity fee during the term of the agreement, creditable against certain future purchases. The aggregate amount of exclusivity fees due under the agreement is, absent early termination, $1.8 million. Our product purchases exceeded the amount of the exclusivity fee in 2015. We receive pricing discounts based on our quarterly orders. We have also agreed to make StemCell our supplier of choice for certain types of products, subject to performance obligations of StemCell, and we are generally obligated to acquire all of our requirements for such products from StemCell.

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

Life Technologies Corporation. We entered into a supply and reseller agreement with Life Technologies Corporation, or Life Tech, in 2013, amended in 2014, pursuant to which we purchase and resell a product that can be used in performing assays using our T-SPOT technology. We have minimum annual purchase obligations under this agreement, as well as obligations to purchase certain amounts based on our forecasts. The agreement expires, unless earlier terminated, on January 1, 2017. Either party may terminate for a material uncured breach, the insolvency or bankruptcy of the other party, if one of our twelve-month forecasts does not reflect any anticipated purchases of product or if we purchase no product during a consecutive twelve-month period.

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

The agreement expires on January 1, 2021. Either party may terminate the agreement for a material uncured breach or in the event of bankruptcy or an equivalent winding up of the other party’s business. We may terminate the agreement if Fosun does not meet the minimum purchase requirements, for late payment or if Fosun undergoes a change in control. In April 2015, we amended the distribution agreement to provide a certain quantity of T-SPOT.TB test kits at no charge for use in Fosun’s discount programs, subject to Fosun’s achievement of minimum purchase quantities.

Riken Genesis Co., Ltd. We sell our T-SPOT.TB test to a Japanese importer, Riken Genesis Co., Ltd., or Riken, which also serves as our marketing authorization holder in Japan, a position required by Japanese regulatory authorities. We entered into a marketing authorization holder agreement with Riken in 2011 and it was amended in 2013. Pursuant to this agreement, Riken provides services for importation into Japan. We paid an initiation fee to Riken in the amount of ¥200,000, or approximately $1,600. We pay Riken a flat monthly fee in the amount of ¥150,000, or approximately $1,200, and also pay a single-digit percentage commission based on the prices at which end users purchase our products. The initial agreement with Riken had a one-year term and automatically renews for additional one-year periods in the absence of specified notice by either party. Either party may terminate for a material uncured breach or in the event of bankruptcy, insolvency or similar proceedings of the other party.

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

FDA Guidance on Laboratory Developed Tests. The FDA has historically exercised enforcement discretion over the regulation of Laboratory Developed Tests, or LDTs. In October 2014, the FDA issued draft guidance for the oversight of LDTs that included notification and medical device reporting. Under the draft guidance, the FDA will classify LDTs as high, medium or low risk tests, which will then dictate the regulatory route to be followed for each test. The draft guidance states that existing LDTs will be allowed to remain on the market during completion of the regulatory process. The draft guidance indicates that the regulatory requirements would begin twelve months after issuance of final guidance, with phase in over four years for high risk tests. Enforcement for moderate risk tests would begin five years after issuance of the final guidance. It is uncertain whether the final guidance will retain these requirements and when such final guidance may issue.

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

United States. In the United States, CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality assurance and participation in proficiency testing, which involves comparing the results of tests on specimens that have been specifically prepared for our laboratory to the known results of the specimens. The CLIA requirements also apply as a condition for participation by clinical laboratories under the Medicare program. Under the CLIA regulations, the complexity of the tests performed determines the level of regulatory control. United States Department of Health and Human Services, or HHS, classifies our T-SPOT.TB test as a high-complexity test. As a result, we must employ more experienced and highly educated personnel, as well as additional categories of employees.

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

We are also accredited by CAP. The CAP Laboratory Accreditation Program is an internationally recognized program that utilizes teams of practicing laboratory professionals as inspectors, and accreditation by CAP can often be used to meet CLIA and state certification requirements. Additionally, a few states require out-of-state laboratories to obtain a license prior to performing testing on samples originating from such states and to take certain notice or approval steps in connection with the performance by such laboratories of additional tests. The failure to maintain such licenses or approvals would force us to cease performing the applicable tests on samples originating from such a state.

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

Employees

As of December 31, 2015, we had 278 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

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

We were founded in 2002 and to date we have engaged primarily in development, clinical testing and marketing of our T-SPOT.TB test. We have never been profitable. For the fiscal years ended December 31, 2015, 2014 and 2013, we had net losses of $24.5 million, $22.2 million, and $8.7 million, respectively, and we had an accumulated deficit at December 31, 2015 of $146.3 million. Substantially all of our operating losses in these periods resulted from costs incurred in connection with sales and marketing of our T-SPOT.TB test, general and administrative costs associated with our operations and our research and development programs. Even though we generate revenue from our T-SPOT.TB test, we anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Because of the numerous risks and uncertainties associated with developing and commercializing diagnostic products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for at least the next few years as we work to develop other product candidates based on our T-SPOT technology.

Our ability to become profitable depends upon our ability to generate revenue. In 2004, we began to generate revenue from the sale and marketing of our T-SPOT.TB test, but we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits on sales of our T-SPOT.TB test is subject to market acceptance in market segments we currently serve, as well as in new market segments and new geographies, and our ability to obtain regulatory body clearance to market any of our products. In addition, we may be compelled to sell our T-SPOT.TB test at lower prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally. Any price erosion would impede our ability to generate revenue. If we are unable to generate sufficient revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

Our future success depends on our products gaining sufficient market acceptance by hospitals and public health departments. If our products do not achieve an adequate level of acceptance by such customer groups, we may not generate enough revenue to become profitable. For example, the degree of market acceptance of our T-SPOT.TB product will depend on a number of factors, including:

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

Our efforts to educate physicians and other members of the medical community on the benefits of our T-SPOT.TB test may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors. In particular, continuing to gain market acceptance for our T-SPOT.TB test in nascent markets could be challenging. In certain markets, including, for example, Japan and China, our potential for future growth is difficult to forecast. If we were to incorrectly forecast our ability to penetrate these markets, expenditures that we make may not result in the benefits that we expect, which could harm our results of operations. Moreover, in the event that our T-SPOT.TB test is the subject of guidelines, clinical studies or scientific publications that are unhelpful or damaging, or otherwise call into question the benefits of our T-SPOT.TB test, we may have difficulty in convincing prospective customers to adopt our test. Moreover, the perception by the investment community or shareholders that recommendations, guidelines or studies will result in decreased use of our products could adversely affect the prevailing market price for our ordinary shares. Similar challenges apply to all of the products in our pipeline.

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

The clinical diagnostics market is highly competitive, and we must be able to compete effectively against existing and future competitors in order to be successful. In selling our T-SPOT.TB test, we compete primarily with existing diagnostic technologies, particularly the TST, which is widely used as a test for diagnosing tuberculosis. In addition, we compete with QFN which, like our T-SPOT.TB test, employs an IGRA method for diagnosing tuberculosis. If we are unable to differentiate our diagnostic tests from those of our competitors, our business may be materially and adversely affected. In addition, improvements in these technologies or the development of new technologies for diagnosing tuberculosis and the introduction of products that compete with our T-SPOT.TB test could adversely impact our ability to sell our T-SPOT.TB test or the sales price of the test. This could impact our ability to market our test and/or secure a distribution partner, both of which could have a substantial impact on the value of our T-SPOT.TB test.

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

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV and T-SPOT.PRT tests became available in the United States as laboratory developed tests from the Company's CLIA certified and CAP accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively.

Our future success partially depends on our ability to successfully develop and market new products. Our ability to develop any of these products is dependent on a number of factors, including funding availability to complete development efforts; our ability to develop products that adequately detect or measure the targeted function, condition or disease; our ability to secure required FDA or other regulatory clearance or approval and our ability to obtain licenses to necessary third-party intellectual property. We may encounter problems in the development phase for our products, which can result in substantial setbacks and delays or abandonment of further work on the potential product. There can be no assurance that we will not encounter such setbacks with the products in our pipeline, or that funding from outside sources and our revenue will be sufficient to bring any future product to the point of commercialization.

In addition, our future success partially depends on the successful completion of clinical trials demonstrating the utility of our product candidates. We currently have a number of pipeline products in development, some of which are or may become the subject of pivotal trials to demonstrate sufficient utility to support successful market adoption and/or to obtain regulatory approval for sale. Not all of our clinical trials may actually result in the successful commercialization of a product. We will not be able to commercialize our pipeline products if clinical trials do not produce successful results or if clinical trials do not demonstrate utility. In addition, the process for the completion of clinical trials and the regulatory approval submission process are lengthy and may be subject to a number of delays for various reasons, which could delay the commercialization of any product. If our development projects are not successful or are significantly delayed, we may not recover our substantial investments in the pipeline products, and our failure to bring these pipeline products to market on a timely basis, or at all, would adversely affect our business, results of operations and financial condition.

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

If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition.

Health insurers and other payors may decide not to cover, or may discontinue reimbursing, our T-SPOT.TB test or any other diagnostic tests we offer or may offer, or may provide inadequate reimbursement, which could jeopardize our ability to expand our business.

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

Although third-party payors accounted for only 7% of our total revenue for the year ended December 31, 2015, we currently rely in part, and may in the future more heavily rely, on obtaining third-party payment or reimbursement for our test. We or our customers receive payment from individual patients and from a variety of payors, such as commercial insurance carriers, including managed care organizations and governmental programs, primarily Medicare and Medicaid in the United States. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.

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

Our T-SPOT.TB, T-SPOT.CMV and T-SPOT.PRT tests are generally assembled by us from supplies we obtain from a limited number of suppliers. Critical components required to assemble our tests may only be available from a sole or limited number of component suppliers. For example, we source key components of our T-SPOT.TB test from EMD Millipore Corporation, Stemcell Technologies Inc., Mabtech AB, MicroCoat Biotechnologie GmbH and Life Technologies Corporation, any of whom would be difficult to replace. Even if the key components that we source are available from other parties, the time and effort involved in obtaining any necessary regulatory approvals for substitutes could impede our ability to replace such components timely or at all. The loss of a sole or key supplier would impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results and negatively impact our reputation. Our business would also be harmed if any of our suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

Certain of our customers account for a significant portion of our revenue.

We sell our T-SPOT.TB test through a direct sales force in the United States, certain European countries and Japan. In Japan, while we maintain end-user relationships through our direct sales force, we sell through a single importer of record, Riken. In other parts of the world, we sell through distributors. For example, in China, we sell through a single distributor, Fosun. For the year ended December 31, 2015, sales to Fosun and through Riken together accounted for 30% of our total revenue, with Fosun accounting for 18% and Riken accounting for 12%. In the event that either of these customers or any other significant customer substantially reduces its purchases of our products, particularly if this occurs without adequate advance notice to enable us to secure alternate importation or distribution arrangements, our results of operations could be materially and adversely affected.

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

As of December 31, 2015, we maintain insurance coverage totaling $9.1 million against damage to our property and equipment and an additional $25.9 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, however, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses. Even if we cover our losses, our business, financial results and reputation could be materially harmed.

We may require substantial additional capital resources to fund our operations. We may not be able to obtain additional capital resources on favorable terms and if we cannot find additional capital resources, we may have difficulty operating our business. Raising additional capital may also cause dilution to our existing shareholders.

As of December 31, 2015, we had cash and cash equivalents of $83.7 million and working capital of $86.0 million. We believe we have sufficient resources to fund our projected operations for at least the next few years. However, changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. In order to fund our strategic plans, we may need to enter into a strategic collaboration or raise additional capital. We may seek to raise additional capital through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. Further, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Our future capital requirements will depend on many factors, including revenue generated from the sale of our T-SPOT.TB test, margins, operating expenses and our ability to control costs associated with our operations, and the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights. The availability of additional capital will also depend on many factors, including the market price of our ordinary shares and the availability and cost of additional equity capital from existing and potential new investors, our ability to retain the listing of our ordinary shares on The NASDAQ Global Market and general economic and industry conditions affecting the availability and cost of capital.

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

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems, which support our operations, including our LIS, our billing system, and our customer interfaces. Due to the sophisticated nature of the technology we use in our laboratories and our complex billing procedures, we are substantially dependent on our IT systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our LIS or billing systems, could adversely affect our ability to operate our business. Any interruption in the operation of our LIS or billing systems, due to IT system failures, part failures or potential disruptions in the event we are required to relocate our IT systems within our facility or to another facility could have an adverse effect on our operations.

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

Our business relies heavily on our operations outside the United States. For the year ended December 31, 2015, 50% of our total revenue was derived from sales outside the United States. Because we currently operate in three major regions of the world, the United States, Europe and rest of world, or Europe & ROW, and Asia, our revenue is denominated in multiple currencies. Sales in the United States are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars and sales in Japan are denominated in Yen but, in each case, these sales are made by our U.K.-based legal entity where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the European Union countries whose national currency is the Euro, or the Euro Zone, we will be subject to exchange rate risk from additional currencies. As a result, our exchange rate exposure may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in currency exchange rates or the degree to which we can effectively mitigate these risks.

In addition, the weakening of foreign currencies relative to the U.S. Dollar may require the Company to reduce prices to allow distributors to maintain profitable businesses. As a result, sales and earnings of the Company’s products in countries outside the United States may be materially adversely affected by foreign currency exchange rate fluctuations.

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

On July 31, 2014, we acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. This acquisition brought us three additional product pipeline opportunities which we believe are well-suited to the Company’s growing commercial infrastructure, but there can be no assurance that we will be able to successfully develop and complete the development or commercialization of the products that we acquired in the acquisition. Further, even if we are able to profitably commercialize the underlying product candidates, there is no guarantee that we will be able to do so before any competitors develop and commercialize similar products.

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

During the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000 in research and development expense.

We may incur additional non-cash charges related to impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets. We are required to perform periodic impairment reviews of these assets at least annually. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value.

We completed our last review during the fourth quarter of 2015 and determined that goodwill and indefinite-lived intangible assets were not impaired. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it could adversely impact our operating results.

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

As of December 31, 2015, our available U.S. federal net operating losses, or NOLs, totaled $95.5 million and U.S. state loss carryforwards totaled $85.8 million. The amount of these NOLs remains subject to review and possible adjustment by the Internal Revenue Service and state revenue authorities, as applicable. NOLs may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant shareholders (or certain shareholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic NOLs that can be utilized annually to offset future taxable income. The amount of this annual limitation is determined based on the value of the Company immediately prior to the ownership change. We have completed several financings since our inception, as well as the initial public offering, or IPO, of our ordinary shares and an offering of additional ordinary shares that closed on February 4, 2015, that may have resulted in one or more ownership changes under this definition. If we are deemed to have undergone an ownership change by virtue of these transactions, we may not be able to utilize a material portion of our NOLs even if we attain profitability. Future changes in our share ownership, some of which are outside of our control, could result in additional ownership changes for purposes of these rules. We are unable to predict future ownership changes or the way an ownership change could limit the use of our NOLs.

Risks related to regulatory and other legal issues.

If we fail to comply with extensive regulations of domestic and international regulatory authorities, sales of our T-SPOT.TB test in new markets and the development and commercialization of any new product candidates could be delayed or prevented.

Our existing tests, as well as new tests will be, subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries before we can sell in these markets. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Securing regulatory approval for a new product, in the United States and many other countries, typically requires several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We may not be able to obtain FDA or other required regulatory approval and market any further products we may develop during the time we anticipate, or at all. We also are subject to the following risks and obligations, among others:

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

HHS has classified our T-SPOT.TB test as a high-complexity test under CLIA. In 2015, we have two high-complexity LDTs, T-SPOT.CMV and T-SPOT.PRT, that became available in the United States in the first and fourth quarters of 2015, respectively. Under CLIA, personnel requirements for laboratories conducting high-complexity tests are more stringent than those applicable to laboratories performing less complex tests. As a result of these personnel requirements, we must employ more experienced or more highly educated personnel and additional categories of employees, which increases our operating costs. If we fail to meet CLIA requirements, HHS or state agencies could require us to cease some or all of the tests that we offer. Continued compliance with CLIA requirements may cause us to incur significant expenses and potentially lose revenue in doing so. Moreover, new interpretations of current regulations or future changes in regulations under CLIA may make it difficult or impossible for us to comply with our CLIA classification, which would significantly harm our business.

Many states in which our physician and laboratory clients are located, such as New York, have laws and regulations governing clinical laboratories that are more stringent than federal law and may apply to us even if we are not located, and do not perform tests, in that state. We may also be subject to additional licensing requirements as we expand our sales and operations into new geographic areas, which could impair our ability to pursue our growth strategy.

We may potentially be subject to product liability claims.

The testing, manufacturing and marketing of medical diagnostic tests such as our T-SPOT.TB test entail an inherent risk of product liability claims. Further, providing clinical testing services entails a risk of claims for errors or omissions made by our laboratory staff. Potential liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. As of December 31, 2015, we had product liability insurance of $14.7 million. Our existing insurance will have to be increased in the future if we are successful at introducing new diagnostic products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our T-SPOT.TB test. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenue, regulatory actions or litigation. Any disruption of could also have a material adverse impact on our operations. To date, we have not experienced any material cybersecurity attacks.

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

In developing, manufacturing and using our T-SPOT.TB test, we employ a variety of proprietary and patented technologies, including technologies we license from third parties. We have licensed, and expect to continue to license, various other technologies and methods. We cannot provide any assurance that the intellectual property rights that we own or license provide protection from competitive threats or that we would prevail in any challenge mounted to our intellectual property rights. See “Legal Proceedings” for more information. In addition, we cannot provide any assurances that we will be successful in obtaining and retaining licenses or proprietary or patented technologies in the future.

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

In addition to pursuing patents on our technology, we seek to protect our intellectual property and proprietary technology by entering into intellectual property assignment agreements with our employees, consultants and third party collaborators. See “—We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.”

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

We rely on licenses in order to be able to use various proprietary technologies that are material to our business. For example, we license the use of patents to protect our T-SPOT.TB product from the Statens Serum Institut and Rutgers. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and our compliance with the terms of those licenses.

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

Extensive litigation regarding patents and other intellectual property rights has been common in the medical diagnostics industry. Litigation may be necessary to assert infringement claims, enforce patent rights, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. Litigation may even be necessary to resolve disputes of inventorship or ownership of proprietary rights. The defense and prosecution of intellectual property lawsuits, PTO interference or derivation proceedings, and related legal and administrative proceedings (e.g., a reexamination) in the U.S. and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time consuming to pursue, and their outcome is uncertain. See “Legal Proceedings” for information regarding one such proceeding.

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

We are a public limited company organized under the laws of England and Wales and have no significant assets other than our interest in Oxford Immunotec Limited and its subsidiaries. As a result, we rely exclusively upon payments, dividends and distributions from our direct and indirect subsidiaries for our cash flows. Our ability to pay dividends to our shareholders is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments. However, we have never paid dividends on ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our U.K. corporate headquarters and operations, including our laboratory facility, are located in Abingdon, England, where we currently lease approximately 9,700 square feet of office space, 2,800 square feet of manufacturing space, 2,100 square feet of laboratory space, and 2,800 square feet of storage/warehouse space. The leases on these facilities expire in 2019, with the exception of the storage/warehouse space which expires in 2018. Our current rents under these leases are $411,000 annually for the office, $113,000 annually for the manufacturing space, $93,000 annually for the laboratory, and $28,000 annually for the storage/warehouse space, each of which are subject to change.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts. In August 2015, the Company entered into a lease amendment on this location to extend the term of the lease by two years through October 31, 2020. In addition, beginning in March 2016, the lease amendment will expand the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. The Company will have an option to extend the lease for one additional term of five years. Our U.S. laboratory facility is located in Memphis, Tennessee, where we currently lease approximately 35,000 square feet of space. The lease on this facility expires in 2021. Our current rent under this lease is $146,000 annually, subject to annual increases.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business.

Item 3. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited. The defendants timely responded to the complaint in early October 2015 and challenged the validity of the patents upon which the complaint is based. The defendants argued that the Company’s patents are invalid under U.S. law because they claim naturally occurring products or processes. The Company vigorously opposed the defendants’ motion and the matter remains pending. The Company can provide no assurances as to the likely outcome of the litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares trade on the NASDAQ Global Market under the symbol “OXFD.” The price range per share reflected in the table below is the high and low sales prices of our ordinary shares as reported by NASDAQ (rounded to the nearest penny) for the periods presented.

	Year ended December 31, 2015		Year ended December 31, 2014
	High	Low	High	Low
First quarter	$15.04	$11.36	$25.38	$17.25
Second quarter	14.85	11.63	21.25	16.00
Third quarter	14.99	10.41	18.09	12.47
Fourth quarter	14.25	11.08	15.61	10.01

Shareholders

On February 22, 2016, there were 11 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name. On February 22, 2016, the last reported sale price per share of our ordinary shares on The NASDAQ Global Market was $9.80.

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

Recent Sale of Unregistered Securities

Financing transactions.

In November 2013, prior to closing of the Company’s IPO, the Company undertook a 1 for 6.705 reverse share split of its outstanding ordinary shares, which resulted in a proportional decrease in the number of ordinary shares outstanding as well as appropriate adjustments to outstanding A ordinary shares, preferred ordinary shares, warrants and options. After the reverse share split and immediately prior to the Company’s IPO, all outstanding preferred ordinary shares converted into ordinary shares. The nominal value of the ordinary shares was adjusted from £0.001 to £0.006705 per share. Prior period share and per share amounts have been adjusted to reflect the reverse share split.

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

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended December 31,
(in thousands, except share and per share data) (unaudited)	2015	2014	2013 (1)	2012	2011
Consolidated statement of operations data:
Revenue	$62,782	$49,505	$38,784	$20,685	$12,641
Cost of revenue	29,544	24,009	18,600	12,424	8,417
Gross profit	33,238	25,496	20,184	8,261	4,224
Operating expenses:
Research and development	11,002	7,033	2,146	1,947	1,780
Sales and marketing	30,402	25,487	13,270	11,177	10,536
General and administrative	16,010	14,837	12,119	8,068	5,232
Total operating expenses	57,414	47,357	27,535	21,192	17,548
Loss from operations	(24,176)	(21,861)	(7,351)	(12,931)	(13,324)

Other (expense) income	(156)	(159)	(1,221)	(2,103)	101
Loss before income taxes	(24,332)	(22,020)	(8,572)	(15,034)	(13,223)

Income tax expense (benefit)	146	154	92	(151)	(119)
Net loss	$(24,478)	$(22,174)	$(8,664)	$(14,883)	$(13,104)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.12)	$(1.28)	$(2.26)	$(8.44)	$(10.78)
Weighted-average shares used to compute net loss attributable to ordinary shareholders, basic and diluted	21,781,933	17,310,148	3,830,837	1,763,728	1,215,532
Supplemental financial metric:
Adjusted EBITDA (2)	$(18,167)	$(17,664)	$(6,008)	$(12,131)	$(12,519)

(1)

Net loss includes $1.9 million of accounting and auditing costs related to our registration statement on Form S-1, filed in connection with our IPO, as described in Note 1 “Description of business and significant accounting policies – Reorganization, reverse share split and conversion, and initial public offering,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)

Adjusted EBITDA is a non-Generally Accepted Accounting Principles, or non-GAAP, financial measure that we calculate as profit (loss), adjusted for tax expense (benefit), interest expense, net, depreciation and amortization, share-based compensation, unrealized exchange fluctuations, loss on change in fair value of warrants, loss on change in fair value of derivative instrument, change in fair value of contingent purchase price consideration, and intangible assets impairment charges. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Our presentation of Adjusted EBITDA is not made in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from others in the industry. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations.

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,715	$50,165	$76,494	$12,578	$2,334
Total assets	109,852	73,849	92,744	25,483	9,639
Total liabilities	17,160	13,240	11,992	8,534	4,413
Total shareholders’ equity	92,692	60,609	80,752	16,949	5,226

Shares outstanding:
Preferred ordinary shares	—	—	—	7,301,371	5,614,128
Ordinary shares	22,549,488	17,614,650	17,255,267	2,153,974	1,266,544

The following table presents a reconciliation of net loss, the most comparable U.S. GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

Reconciliation of net loss to Adjusted EBITDA

(unaudited)

	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011

Reconciliation of net loss to adjusted EBITDA
Net loss	$(24,478)	$(22,174)	$(8,664)	$(14,883)	$(13,104)
Income tax expense (benefit)	146	154	92	(151)	(119)
Interest expense, net	67	52	328	1,477	3
Depreciation and amortization	2,142	1,742	1,101	801	630
EBITDA	(22,123)	(20,226)	(7,143)	(12,756)	(12,590)

Reconciling items:
Share-based compensation expense	3,485	2,521	140	79	125
Unrealized exchange (gains) losses	(150)	(53)	155	546	(54)
Loss on change in fair value of warrants	—	22	279	—	—
Loss on change in fair value of derivative instrument	—	—	561	—	—
Change in fair value of contingent purchase price consideration	202	72	—	—	—
Intangible assets impairment charge	419	—	—	—	—
Adjusted EBITDA	$(18,167)	$(17,664)	$(6,008)	$(12,131)	$(12,519)

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

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for tuberculosis, or TB, infection. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV test, which is used to test for cytomegalovirus infection, or CMV, and the T-SPOT.PRT test, which is a panel of reactive T cells, became available in the United States as laboratory developed tests from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. While we are enthusiastic about the potential utility that the T-SPOT.CMV and T-SPOT.PRT tests may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies.

We also have several active development programs pertaining to new potential tests. The programs seek to exploit our T cell and innate immune measuring technology and span each of our four focus areas. Our development pipeline includes an assay to assess the overall competence of the T cell side of the immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, and an assay informing the efficacy of biologic therapies. We also continue to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

We have incurred significant losses from inception and as of December 31, 2015 had an accumulated deficit of $146.3 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the year ended December 31, 2015 was $62.8 million, for the year ended December 31, 2014 was $49.5 million, and for the year ended December 31, 2013 was $38.8 million. Our net loss for the year ended December 31, 2015 was $24.5 million, for the year ended December 31, 2014 was $22.2 million, and for the year ended December 31, 2013 was $8.7 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology.

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

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV and T-SPOT.PRT tests became available in the United States as laboratory developed tests from the Company's CLIA certified and CAP accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell alloreactivity and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. While we are enthusiastic about the potential utility that the T-SPOT.CMV and T-SPOT.PRT tests may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies. Essentially no revenue was earned on the T-SPOT.CMV and T-SPOT.PRT tests in 2015.

Our U.S. business derived 96% of revenue from our service offering, as opposed to kit sales, for each of the years ended December 31, 2015, 2014 and 2013, which reflects our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market, notably, for example, the physicians’ office segment, third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 92%, 91% and 90% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the years ended December 31, 2015, 2014 and 2013, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Year ended December 31,
(in thousands)	2015	2014	2013
Revenue
Product	$30,207	$25,407	$19,905
Service	32,575	24,098	18,879
Total revenue	$62,782	$49,505	$38,784

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

The following table reflects product revenue by geography (United States, Europe and rest of world, or ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers.

	Year ended December 31,
(in thousands, except percentages)	2015		2014		2013
Revenue
United States	$31,362	50%	$22,537	46%	$17,345	45%
Europe & ROW	7,067	11%	7,219	14%	7,157	18%
Asia	24,353	39%	19,749	40%	14,282	37%
Total revenue	$62,782	100%	$49,505	100%	$38,784	100%

In 2014, we created new subsidiaries in Hong Kong and Shanghai, China, further expanding our presence in Asia. Diagnostic products such as ours are subject to periodic re-registration in China. We completed the re-registration process for our T-SPOT.TB test with the China Food and Drug Administration, or CFDA, effective December 11, 2014. The registration will remain in effect until 2019.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, U.S. medical device excise tax and depreciation of laboratory equipment and leasehold improvements. During the years ended December 31, 2015, 2014 and 2013, our cost of revenue represented 47%, 48% and 48%, respectively, of our total revenue.

The Consolidated Appropriations Act, 2016, signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax will not apply to the Company’s U.S. sales during the period beginning on January 1, 2016, and ending on December 31, 2017.

	Year ended December 31,
(in thousands)	2015	2014	2013
Cost of revenue
Product	$13,297	$11,225	$8,475
Service	16,247	12,784	10,125
Total cost of revenue	$29,544	$24,009	$18,600

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 53%, 52% and 52%, respectively, for the years ended December 31, 2015, 2014 and 2013. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that would help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering, or IPO, in November 2013 and, with the Boulder Diagnostics, Inc., or Boulder, acquisition in July 2014, we have expanded our research and development efforts to include the development of immunology-based assays for autoimmune and inflammatory conditions/diseases.

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance and repairs and maintenance. We have supported the continued growth of our T-SPOT.TB business and expanded the team focused on the development of new products through management of clinical trial programs. In addition, we are expanding our research and development efforts in the United Kingdom and in Memphis, Tennessee. We expense all research and development costs as incurred.

During the years ended December 31, 2015, 2014 and 2013, our research and development expenses represented 18%, 14% and 6%, respectively, of our total revenue. These increases were primarily related to clinical trials, including the PROTECT clinical trial, which is a pivotal clinical trial designed to demonstrate the clinical value of our T-SPOT.CMV and T-SPOT.PRT tests, and the REACT clinical trial, which focuses on the clinical value of our T-SPOT.CMV test for stem cell transplant patients. The increases also include development project expenses related to our transplant program, the hiring of personnel in the United States to support development programs and projects acquired in the Boulder acquisition. During the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash in-process research and development, or IPR&D, impairment charge of $385,000 in research and development expense.

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

During the years ended December 31, 2015, 2014 and 2013, our sales and marketing expenses represented 49%, 51% and 34%, respectively, of our total revenue. We expect our sales and marketing costs to increase, as we expand our sales force, business development activities, geographic presence and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB test and future products.

General and administrative expenses

Our general and administrative expenses include costs for our executive, accounting and finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses and bad debt expense. We expense all general and administrative expenses as incurred.

During the years ended December 31, 2015, 2014 and 2013, our general and administrative expenses represented 26%, 30% and 31%, respectively, of our total revenue. Although general and administrative expense has declined in 2015 as a percentage of revenue, spending has increased in absolute terms largely as a result of higher salary costs, partially offset by lower legal costs.

Other income (expense)

Other income (expense) includes interest expense, net, foreign exchange gains (losses) and other income and expense items.

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

Results of operations

Comparison of years ended December 31, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$30,207	48%	$25,407	51%	$4,800	19%
Service	32,575	52%	24,098	49%	8,477	35%
Total revenue	62,782	100%	49,505	100%	13,277	27%

Cost of revenue:
Product	13,297	21%	11,225	23%	2,072	18%
Service	16,247	26%	12,784	26%	3,463	27%
Total cost of revenue	29,544	47%	24,009	48%	5,535	23%
Gross profit	33,238	53%	25,496	52%	7,742	30%

Operating expenses:
Research and development	11,002	18%	7,033	14%	3,969	56%
Sales and marketing	30,402	48%	25,487	51%	4,915	19%
General and administrative	16,010	26%	14,837	30%	1,173	8%
Total operating expenses	57,414	91%	47,357	96%	10,057	21%

Loss from operations	(24,176)	(39)%	(21,861)	(44)%	(2,315)	11%

Interest expense, net	(67)	0%	(52)	0%	(15)	29%
Foreign exchange losses	(143)	0%	(352)	(1)%	209	(59)%
Other income	54	0%	245	0%	(191)	(78)%
Loss before income taxes	(24,332)	(39)%	(22,020)	(44)%	(2,312)	10%
Income tax expense	146	0%	154	0%	(8)	(5)%
Net loss	$(24,478)	(39)%	$(22,174)	(45)%	$(2,304)	10%

Revenue

Revenue increased by 27% to $62.8 million for the year ended December 31, 2015 compared to $49.5 million for the same period in 2014. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. U.S. revenue grew by 39%, to $31.4 million for the year ended December 31, 2015, compared to the same period in 2014, driven by growth of $5.4 million from the addition of new customers and $3.4 million from existing customers. Asia revenue grew by 23%, to $24.4 million, compared to the same period in 2014, due primarily to higher revenue in Japan and China. On a constant currency basis, revenue for Asia would have increased by 33%. Europe & ROW revenue decreased by 2%, to $7.1 million, compared to the same period in 2014, due primarily to changes in currency rates. On a constant currency basis, Europe & ROW revenue would have increased by 10% in 2015 compared to 2014.

	Year ended December 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%

Revenue
Product	$30,207	$25,407	$4,800	19%
Service	32,575	24,098	8,477	35%
Total revenue	$62,782	$49,505	$13,277	27%

	Year ended December 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%

Revenue
United States	$31,362	$22,537	$8,825	39%
Europe & ROW	7,067	7,219	(152)	(2)%
Asia	24,353	19,749	4,604	23%
Total revenue	$62,782	$49,505	$13,277	27%

Cost of revenue and gross margin

Cost of revenue increased by 23% to $29.5 million for the year ended December 31, 2015 from $24.0 million in the same period of 2014. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin for 2015 increased to 52.9% from 51.5% for 2014. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by the impact of foreign currency exchange rate changes and increased share-based compensation expense in 2015 compared to 2014.

	Year ended December 31,		Change
(in thousands, except percentages)	2015	2014	Amount	%

Cost of revenue
Product	$13,297	$11,225	$2,072	18%
Service	16,247	12,784	3,463	27%
Total cost of revenue	$29,544	$24,009	$5,535	23%

Research and development expenses

Research and development expenses increased by 56% to $11.0 million for the year ended December 31, 2015 from $7.0 million for the same period in 2014. This increase reflects the fact that in 2014 we were just beginning to ramp-up our research and development activities following completion of our IPO in late 2013. The increased spending has primarily related to development project expenses for our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout.

Salary costs increased $2.1 million in 2015 compared to 2014 due to the expansion of our research and development teams, and the cost of clinical studies increased $1.1 million. In addition, during the third quarter of 2015, we recorded a non-cash IPR&D impairment charge of $385,000 related to the Boulder acquisition in research and development expense. As a percentage of total revenue, research and development expenses increased to 18% for the year ended December 31, 2015 from 14% for the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses increased 19% to $30.4 million for the year ended December 31, 2015 from $25.5 million for the same period in 2014. The increase reflects additional sales, marketing, and customer service personnel and the expansion of marketing programs. Salary costs increased $5.3 million in 2015 compared to 2014. In addition, travel costs increased $442,000, and symposia costs increased $309,000. These increases were partially offset by an $815,000 decrease in market research costs, reflecting one-time market research studies completed in 2014, and a $624,000 decrease in recruiting and hiring costs. As a percentage of total revenue, sales and marketing expenses decreased to 48% for the year ended December 31, 2015 from 51% for the same period in 2014.

General and administrative expenses

General and administrative expenses increased by 8% to $16.0 million for the year ended December 31, 2015 from $14.8 million for the same period in 2014. The increase included increases of $1.5 million in salary costs, $157,000 for recruiting and hiring costs, $109,000 for administrative expenses and $90,000 in depreciation and amortization, partially offset by a $754,000 decrease in legal and professional fees in 2015 compared to 2014. As a percentage of total revenue, general and administrative expenses decreased to 26% for the year ended December 31, 2015 from 30% for the same period in 2014.

Interest expense, net

Interest expense, net was $67,000 for the year ended December 31, 2015, compared to $52,000 in the same period in 2014. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange losses

We recorded foreign exchange losses of $143,000 for the year ended December 31, 2015 as a net result of U.S. Dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the year ended December 31, 2014, we recorded foreign exchange losses of $352,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 50% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other income

Other income was $54,000 for the year ended December 31, 2015, compared to $245,000 in the same period in 2014. Other income for 2015 consisted largely of grant income of $168,000, partially offset by severance expense of $112,000. Other income in 2014 consisted largely of a $149,000 U.K. research grant and an $83,000 Tennessee FastTrack Job Training Assistance program.

Comparison of years ended December 31, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2014		2013		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$25,407	51%	$19,905	51%	$5,502	28%
Service	24,098	49%	18,879	49%	5,219	28%
Total revenue	49,505	100%	38,784	100%	10,721	28%

Cost of revenue:
Product	11,225	23%	8,475	22%	2,750	32%
Service	12,784	26%	10,125	26%	2,659	26%
Total cost of revenue	24,009	48%	18,600	48%	5,409	29%
Gross profit	25,496	52%	20,184	52%	5,312	26%

Operating expenses:
Research and development	7,033	14%	2,146	6%	4,887	228%
Sales and marketing	25,487	51%	13,270	34%	12,217	92%
General and administrative	14,837	30%	12,119	31%	2,718	22%
Total operating expenses	47,357	96%	27,535	71%	19,822	72%

Loss from operations	(21,861)	(44)%	(7,351)	(19)%	(14,510)	197%

Interest expense, net	(52)	0%	(328)	(1)%	276	(84)%
Foreign exchange losses	(352)	(1)%	(423)	(1)%	71	(17)%
Other income (expense)	245	0%	(470)	(1)%	715	(152)%
Loss before income taxes	(22,020)	(44)%	(8,572)	(22)%	(13,448)	157%
Income tax expense	154	0%	92	0%	62	67%
Net loss	$(22,174)	(45)%	$(8,664)	(22)%	$(13,510)	156%

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

Cost of revenue and gross margin

Cost of revenue increased by 29% to $24.0 million for the year ended December 31, 2014 from $18.6 million in the same period in 2013. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests sold through our laboratories in the United States and the United Kingdom. Gross margin for 2014 was 51.5% compared to 52.0% for 2013. The decrease in gross margin was primarily due to currency effects, the impact of share-based compensation included in cost of revenue and investments to increase capacity in our service lab, offset by underlying improvements in reducing kit costs and streamlining service operations in our laboratories.

	Year ended December 31,		Change
(in thousands, except percentages)	2014	2013	Amount	%

Cost of revenue
Product	$11,225	$8,475	$2,750	32%
Service	12,784	10,125	2,659	26%
Total cost of revenue	$24,009	$18,600	$5,409	29%

Research and development expenses

Research and development expenses increased by 228% to $7.0 million for the year ended December 31, 2014 from $2.1 million for the same period in 2013. This increase was primarily related to development project expenses related to our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we have expanded our research efforts to include assays for Lyme disease and gout and an assay to inform decisions regarding biologic therapies. In addition, we restructured the operations of Boulder to integrate them into our existing operations. This restructuring, which included the termination of 4 employees, the relocation of 3 employees, the closing of excess facilities, and related costs, resulted in a restructuring charge of $182,000 that was recorded in research and development expenses. As a percentage of total revenue, research and development expenses increased to 14% for the year ended December 31, 2014 from 6% for the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses increased 92% to $25.5 million for the year ended December 31, 2014 from $13.3 million for the same period in 2013. The increase reflected an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales, marketing, administrative and technical support personnel. As a percentage of total revenue, sales and marketing expenses increased to 51% for the year ended December 31, 2014 from 34% for the same period in 2013.

General and administrative expenses

General and administrative expenses increased by 22% to $14.8 million for the year ended December 31, 2014 from $12.1 million for the same period in 2013. The increase reflected the increased regulatory costs of being a public company and increases in personnel-related costs associated with increases in our legal, accounting and finance, IT, corporate development and human resources headcount, and consulting costs to support our growth. As a percentage of total revenue, general and administrative expenses decreased to 30% for the year ended December 31, 2014 from 31% for the same period in 2013.

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

Foreign exchange gains (losses)

We recorded foreign exchange losses of $352,000 for the year ended December 31, 2014 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling, as the Pound rose against the Dollar for the first six months of 2014 before falling in the second half of 2014. For the year ended December 31, 2013, we recorded foreign exchange losses of $423,000 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, accounts payable, and loans payable on the books of Oxford Immunotec Limited, as the Pound increased versus the Dollar. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, our revenue is denominated in multiple currencies. Approximately 46% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen, and our sales in Japan, which started in late 2012, grew significantly in 2013 and continued to grow in 2014.

Other income (expense)

Other income was $245,000 for the year ended December 31, 2014 as compared to other expense of $470,000 in the same period in 2013. Other income in 2014 consisted largely of a $149,000 U.K. research grant and an $83,000 Tennessee FastTrack Job Training Assistance program. Other expense in 2013 consisted largely of a loss on the change in fair value of warrants.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the year ended December 31, 2015 we had a net loss of $24.5 million and used $16.5 million of cash for operating activities. As of December 31, 2015, we had an accumulated deficit of $146.3 million. We incurred a net loss of $22.2 million and used $20.8 million of cash for operating activities for the year ended December 31, 2014.

On January 29, 2015, we entered into an underwriting agreement with a group of underwriters, relating to an offering of 4,255,319 ordinary shares, nominal value £0.006705, or the Shares, at an Offering Price to the public of $11.75 per Share. The underwriters agreed to purchase the Shares from us pursuant to an underwriting agreement at a price of $11.045 per share. Under the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 638,297 option shares at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the underwriters exercised their option to purchase the option shares in full. The gross proceeds to us from the sale of the Shares and the option shares were approximately $57.5 million and we received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and aggregate offering expenses payable by us. The Offering closed on February 4, 2015.

As of December 31, 2015, we had cash and cash equivalents of $83.7 million.

Credit facilities

The Company had no available credit facilities as of December 31, 2015.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the years ended December 31,
(in thousands)	2015	2014

Cash and cash equivalents, excluding restricted cash	$83,715	$50,165
Accounts receivable, net	7,058	6,823

Net cash used in operating activities	$(16,549)	$(20,777)
Net cash used in investing activities	(3,122)	(5,027)
Net cash provided by (used in) financing activities	53,657	(151)
Effect of exchange rate changes on cash and cash equivalents	(436)	(374)
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	$33,550	$(26,329)

Cash flows for the years ended December 31, 2015 and 2014

Operating activities

Net cash used in operating activities was $16.5 million during the year ended December 31, 2015, which included a net loss of $24.5 million, non-cash items of $6.3 million and cash provided by changes in operating assets less liabilities of $1.6 million. The non-cash items consisted of share-based compensation expense of $3.5 million, depreciation and amortization expense of $2.1 million, intangible assets impairment charges of $419,000, consisting largely of an IPR&D impairment charge of $385,000 related to the Boulder acquisition, a $202,000 expense from the change in fair value of contingent purchase price consideration and a $33,000 loss on disposal of property and equipment. The cash provided by changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $4.1 million, partially offset by increases in prepaid expenses and other assets, inventory and accounts receivable, net of $898,000, $893,000 and $416,000, respectively, as well as a decrease in deferred income of $250,000. The increase in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in prepaid expenses and other assets reflected the timing of certain payments and inventory increased in anticipation of growing revenue. The increase in accounts receivable, net primarily reflected increased revenue during the year ended December 31, 2015, as well as the timing of receipts. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recorded upon shipment.

Net cash used in operating activities was $20.8 million during the year ended December 31, 2014, which included a net loss of $22.2 million, non-cash items of $4.3 million, and a net increase in operating assets less liabilities of $2.9 million. The non-cash items consisted of share-based compensation expense of $2.5 million, depreciation and amortization expense of $1.7 million and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $2.9 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included an increase in accounts receivable of $2.3 million, an increase in inventory of $1.2 million and an increase in prepaid expenses and other assets of $ 594,000, partially offset by an increase in accounts payable and accrued liabilities of $659,000, and an increase in deferred income of $572,000. The increase in accounts receivable primarily reflected increased revenue during the year ended December 31, 2014, as well as the timing of receipts. Inventory increased in anticipation of growing revenue and the increase in prepaid expenses and other assets reflected the timing of certain payments. The increase in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in deferred income related to the growth in sales to our Japanese importer.

Investing activities

Net cash used in investing activities was $3.1 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively. The cash used in 2015 consisted largely of $3.4 million used for purchases of property and equipment, partially offset by a $312,000 decrease in restricted cash. The cash used in 2014 consisted largely of $3.0 million used for purchases of property and equipment and $1.7 million used in the acquisition of Boulder, net of cash acquired.

Financing activities

Net cash provided by financing activities was $53.7 million during the year ended December 31, 2015 due mainly to net proceeds of approximately $53.8 million received in the offering that closed on February 4, 2015.

Net cash used in financing activities was $151,000 during the year ended December 31, 2014.

Cash flows for the years ended December 31, 2014 and 2013

Operating activities

Net cash used in operating activities was $20.8 million during the year ended December 31, 2014, which included a net loss of $22.2 million, non-cash items of $4.3 million, and a net increase in operating assets less liabilities of $2.9 million. The non-cash items consisted of share-based compensation expense of $2.5 million, depreciation and amortization expense of $1.7 million and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $2.9 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included an increase in accounts receivable of $2.3 million, an increase in inventory of $1.2 million and an increase in prepaid expenses and other assets of $ 594,000, partially offset by an increase in accounts payable and accrued liabilities of $659,000, and an increase in deferred income of $572,000. The increase in accounts receivable primarily reflected increased revenue during the year ended December 31, 2014, as well as the timing of receipts. Inventory increased in anticipation of growing revenue and the increase in prepaid expenses and other assets reflected the timing of certain payments. The increase in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in deferred income related to the growth in sales to our Japanese importer.

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

Investing activities

Net cash used in investing activities was $5.0 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. The higher net cash used in the year ended December 31, 2014 related primarily to $1.7 million used in the acquisition of Boulder, net of cash acquired. In addition, there was a $1.2 million increase in purchases of property and equipment in 2014 compared to 2013, a $168,000 decrease in the reduction in cash pledged as security in connection with our facilities leases in the year ended December 31, 2014 compared to the same period in 2013 and there was a $149,000 increase in purchases of intangible assets.

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

Our future capital requirements will depend on many factors, including:

•	our ability to continue to penetrate our existing market and new markets in the United States;

•	the costs and timing of further expansion of our sales and marketing efforts;

•	our ability to penetrate existing markets outside the United States and enter and develop new geographies;

•	the progress that we make in developing new products based on our technology platform;

•	the percentage of sales that are reimbursed by payors and our ability to collect our accounts receivable;

•	our ability to generate cash from operations; and

•	the acquisition of businesses or technologies that we may undertake.

Contractual obligations

We have contractual obligations for non-cancelable facilities leases, equipment leases and purchase commitments. Purchase commitments include future minimum royalty, license and exclusivity payments to be paid under our license agreements with third parties for access to certain technologies. The following table reflects a summary of our contractual obligations as of December 31, 2015.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$5,417	$1,304	$2,537	$1,426	$150
License commitments	6,090	1,521	3,036	1,533	—
Purchase commitments	5,368	4,753	615	—	—
Total	$16,875	$7,578	$6,188	$2,959	$150

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

Revenue recognition and accounts receivable

We derive revenue from the sale of our diagnostic tests to a broad range of customers including hospitals, public health departments, commercial testing laboratories, importers and distributors. We offer our T-SPOT.TB test in either an in vitro diagnostic kit or a service format.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2015, 2014 or 2013.

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

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of acquired IPR&D related to our business combination with Boulder, which were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, our overall business strategy, and regulatory, market and economic environment and trends.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. In the fourth quarter of 2015, we elected to early adopt ASU 2015-17 prospectively. We do not expect ASU 2015-17 to have a material impact on the presentation of our financial position or disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, we had cash and cash equivalents of $83.7 million, and restricted cash of $80,000 pledged as collateral for procurement cards issued by a U.S. commercial bank.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations, as discussed below.

Interest rate fluctuations

Changes in the general level of U.S. and European interest rates expose the Company to interest rate risk. These changes could affect our interest income and interest expense. Based on our cash and cash equivalents at December 31, 2015, if interest rates went either up or down one percentage point, this could change our interest income by approximately $0.8 million per annum.

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

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:
Product	$7,122	$6,613	$8,310	$8,162
Service	6,679	7,639	9,634	8,623
Total revenue	$13,801	$14,252	$17,944	$16,785
Gross profit	$7,146	$7,750	$9,875	$8,467
Net loss	$(6,311)	$(7,294)	$(4,483)	$(6,390)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.31)	$(0.33)	$(0.20)	$(0.29)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	20,331,411	22,245,682	22,259,840	22,264,307

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014 (1)
Revenue:
Product	$6,825	$5,887	$6,480	$6,215
Service	5,449	5,901	6,845	5,903
Total revenue	$12,274	$11,788	$13,325	$12,118
Gross profit	$6,262	$5,795	$6,813	$6,626
Net loss	$(3,153)	$(6,234)	$(6,095)	$(6,692)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.18)	$(0.36)	$(0.35)	$(0.39)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	17,264,135	17,292,251	17,333,441	17,337,646

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

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(c) Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2015.

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

3.  Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit number	Description of exhibit
3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 of our Form 8-K on June 18, 2014 and incorporated herein by reference.)

4.1	Form of Ordinary Shares Certificate (Filed as Exhibit 4.1 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

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

10.4+	Assignment dated November 20, 2013 between Isis Innovation Limited and Oxford Immunotec Limited (Filed as Exhibit 10.4 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

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

10.20+

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
10.24+

First Amendment to Supply and Reseller Agreement, dated April 1, 2014 between Life Technologies Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.1 of our Form 8-K on April 3, 2014 and incorporated herein by reference.)

10.25+

Distributorship Agreement dated October 8, 2013 among Shanghai Fosun Long March Medical Science Co. Ltd., Shanghai Xin Chang Medical Device Co. Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.24 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.26+

First Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. dated April 22, 2015 (Filed as Exhibit 10.1 of our Quarterly Report on Form 10-Q on August 4, 2015 and incorporated herein by reference.)

10.27+

Marketing Authorization Holder Agreement dated July 29, 2011 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.25 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.28+

Amendment to Marketing Authorization Holder Agreement dated September 1, 2013 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.26 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.29	Amended and Restated 2008 Stock Incentive Plan (Filed as Exhibit 10.35 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

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

10.36	Form of Amendment to the Restricted Share Award (Revised Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom.

10.37

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

Exhibit number	Description of exhibit
10.39	Form of CSOP Option Certificate (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom.

10.40

Form of unapproved option under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.4 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.41	Form of Unapproved Stock Option Award (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom.

10.42

Form of stock option agreement under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.5 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.43	Form of Stock Option Agreement (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States.

10.44	Form of Restricted Share Unit Award under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers.

10.45

Service Agreement dated October 21, 2002 between Oxford Immunotec Limited and Peter Wrighton-Smith, as amended through 2013 (Filed as Exhibit 10.45 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

10.46

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

10.50

Form of Deed of Indemnity for Officers (Filed as Exhibit 10.45 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.51

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

10.53	Form of First Amendment to Officer Stock Option Award under Appendix D of the 2013 Share Incentive Plan (Filed as Exhibit 10.2 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

21.1	List of Subsidiaries

Exhibit number	Description of exhibit
23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney executed by Directors and Officers (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2015 and 2014; (ii) Consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated statements of other comprehensive loss for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated statements of shareholders’ equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to consolidated financial statements.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Abingdon, England, on March 1, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 1, 2016 in the capacities indicated below.

Signature	Title	Date

/s/ Peter Wrighton-Smith, Ph.D.	Chief Executive Officer and Director	March 1, 2016
Peter Wrighton-Smith, Ph.D.	(Principal Executive Officer)

/s/ Richard M. Altieri	Chief Financial Officer	March 1, 2016
Richard M. Altieri	(Principal Financial and Accounting Officer)

/s/ Richard A. Sandberg	Chairman of the Board of Directors	March 1, 2016
Richard A. Sandberg

/s/ Ronald Andrews Jr.	Director	March 1, 2016
Ronald Andrews Jr.

/s/ Patrick J. Balthrop, Sr.	Director	March 1, 2016
Patrick J. Balthrop, Sr.

/s/ Patricia Randall	Director	March 1, 2016
Patricia Randall

/s/ Herm Rosenman	Director	March 1, 2016
Herm Rosenman

/s/ Stephen L. Spotts	Director	March 1, 2016
Stephen L. Spotts

/s/ James R. Tobin	Director	March 1, 2016
James R. Tobin

/s/ A. Scott Walton	Director	March 1, 2016
A. Scott Walton

/s/ Richard M. Altieri	Authorized Representative in the United States	March 1, 2016
Richard M. Altieri

Oxford Immunotec Global PLC

Index to financial statements

Audited consolidated financial statements

Report of independent registered public accounting firm

The Board of Directors and Shareholders of Oxford Immunotec Global PLC:

We have audited the accompanying consolidated balance sheets of Oxford Immunotec Global PLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Immunotec Global PLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Reading, United Kingdom

March 1, 2016

Oxford Immunotec Global PLC

Consolidated balance sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$83,715	$50,165
Restricted cash	—	200
Accounts receivable, net	7,058	6,823
Inventory	7,099	6,425
Prepaid expenses and other assets	3,592	2,755
Total current assets	101,464	66,368
Restricted cash, non-current	80	192
Property and equipment, net	6,284	4,537
In-process research and development	1,782	2,399
Goodwill	45	50
Other intangible assets, net	179	273
Other assets	18	30
Total assets	$109,852	$73,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,799	$2,368
Accrued liabilities	9,949	7,070
Deferred income	1,654	1,993
Current portion of loans payable	79	137
Total current liabilities	15,481	11,568
Long-term portion of loans payable	386	454
Contingent purchase price consideration	1,293	1,218
Total liabilities	17,160	13,240

Commitments and contingencies (Note 15)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 and 40,103,528 shares authorized at December 31, 2015 and 2014, respectively, 22,549,488 and 17,614,650 shares issued and outstanding at December 31, 2015 and 2014, respectively	243	192
Additional paid-in capital	244,033	186,816
Accumulated deficit	(146,307)	(121,829)
Accumulated other comprehensive loss	(5,277)	(4,570)
Total shareholders’ equity	92,692	60,609

Total liabilities and shareholders’ equity	$109,852	$73,849

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of operations

(in thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013
Revenue
Product	$30,207	$25,407	$19,905
Service	32,575	24,098	18,879
Total revenue	62,782	49,505	38,784

Cost of revenue
Product	13,297	11,225	8,475
Service	16,247	12,784	10,125
Total cost of revenue	29,544	24,009	18,600
Gross profit	33,238	25,496	20,184

Operating expenses:
Research and development	11,002	7,033	2,146
Sales and marketing	30,402	25,487	13,270
General and administrative	16,010	14,837	12,119
Total operating expenses	57,414	47,357	27,535
Loss from operations	(24,176)	(21,861)	(7,351)

Other income (expense):
Interest expense, net	(67)	(52)	(328)
Foreign exchange losses	(143)	(352)	(423)
Other income (expense)	54	245	(470)
Loss before income taxes	(24,332)	(22,020)	(8,572)
Income tax expense	146	154	92
Net loss	$(24,478)	$(22,174)	$(8,664)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.12)	$(1.28)	$(2.26)

Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	21,781,933	17,310,148	3,830,837

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of other comprehensive loss

(in thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(24,478)	$(22,174)	$(8,664)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment, net of taxes	(707)	(822)	(126)
Other comprehensive loss, net of taxes	(707)	(822)	(126)
Total comprehensive loss	$(25,185)	$(22,996)	$(8,790)

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of shareholders’ equity

(in thousands)

	Convertible preferred ordinary shares
	A preferred ordinary	B preferred ordinary	D preferred ordinary	E preferred ordinary	F preferred ordinary	G preferred ordinary	Ordinary	Subscription G preferred ordinary	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at December 31, 2012	$2	$1	$5	$33	$26	$16	$24	$8,075	$103,380	$(90,991)	$(3,622)	$16,949
Exercise of share options	—	—	—	—	—	—	1	—	21	—	—	22
Issuance of G preferred ordinary shares, net of financing costs	—	—	—	—	—	11	—	(8,075)	11,006	—	—	2,942
Conversion of preferred ordinary shares in connection with initial public offering	(2)	(1)	(5)	(33)	(26)	(27)	94	—	—	—	—	—
Ordinary shares issued in connection with initial public offering, net of offering costs	—	—	—	—	—	—	67	—	63,812	—	—	63,879
Ordinary shares issued upon conversion of note payable and accrued interest	—	—	—	—	—	—	2	—	5,608	—	—	5,610
Share-based compensation expense	—	—	—	—	—	—	—	—	140	—	—	140
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(126)	(126)
Net loss	—	—	—	—	—	—	—	—	—	(8,664)	—	(8,664)
Balance at December 31, 2013	—	—	—	—	—	—	188	—	183,967	(99,655)	(3,748)	80,752
Exercise of share options	—	—	—	—	—	—	1	—	13	—	—	14
Issuance of shares from option plan	—	—	—	—	—	—	3	—	(3)	—	—	—
Issuance of shares from exercise of warrants	—	—	—	—	—	—	—	—	318	—	—	318
Share-based compensation expense	—	—	—	—	—	—	—	—	2,521	—	—	2,521
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(822)	(822)
Net loss	—	—	—	—	—	—	—	—	—	(22,174)	—	(22,174)
Balance at December 31, 2014	—	—	—	—	—	—	192	—	186,816	(121,829)	(4,570)	60,609
Exercise of share options	—	—	—	—	—	—	1	—	19	—	—	20
Issuance of shares in secondary offering	—	—	—	—	—	—	50	—	53,713	—	—	53,763
Share-based compensation expense	—	—	—	—	—	—	—	—	3,485	—	—	3,485
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(707)	(707)
Net loss	—	—	—	—	—	—	—	—	—	(24,478)	—	(24,478)
Balance at December 31, 2015	$—	$—	$—	$—	$—	$—	$243	$—	$244,033	$(146,307)	$(5,277)	$92,692

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(24,478)	$(22,174)	$(8,664)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,142	1,742	1,101
Intangible assets impairment charges	419	—	—
Share-based compensation expense	3,485	2,521	140
Change in fair value of contingent purchase price consideration	202	72	—
Loss on change in fair value of warrants	—	22	279
Loss on change in fair value of derivative instrument	—	—	561
Loss (gain) on disposal of property and equipment	33	—	(1)

Changes in operating assets and liabilities:
Accounts receivable, net	(416)	(2,311)	637
Inventory	(893)	(1,214)	(2,808)
Prepaid expenses and other assets	(898)	(594)	(881)
Accounts payable	1,363	(109)	483
Accrued liabilities	2,742	696	2,947
Deferred income	(250)	572	587
Net cash used in operating activities	(16,549)	(20,777)	(5,619)

Cash flows from investing activities
Purchases of property and equipment	(3,425)	(3,014)	(1,809)
Purchases of intangible assets	(43)	(354)	(205)
Cash paid for acquisition, net of cash acquired	—	(1,716)	—
Proceeds on sales of property and equipment	34	—	22
Decrease in restricted cash	312	57	225
Net cash used in investing activities	(3,122)	(5,027)	(1,767)

Cash flows from financing activities
Proceeds from convertible note	—	—	4,842
Proceeds from issuance of ordinary shares	53,762	—	63,879
Proceeds from issuance of preferred ordinary shares	—	—	2,942
Proceeds from exercise of share options	17	14	22
Proceeds from term loan	—	—	6,582
Payments on loan	(122)	(165)	(6,068)
Payments on revolving line of credit	—	—	(1,500)
Net cash provided by (used in) financing activities	53,657	(151)	70,699
Effect of exchange rate changes on cash and cash equivalents	(436)	(374)	603
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	33,550	(26,329)	63,916
Cash and cash equivalents at beginning of year	50,165	76,494	12,578
Cash and cash equivalents at end of year	$83,715	$50,165	$76,494

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows (continued)

(in thousands)

	Year ended December 31,
	2015	2014	2013
Supplemental disclosures
Cash paid for interest	$41	$50	$240
Cash paid for taxes	50	115	70
Noncash investing and financing activities
Fair value of warrant issued with convertible note	$—	$—	$296
Conversion of note and accrued interest into ordinary shares	—	—	5,049
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	—	318	—

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Notes to consolidated financial statements

1. Description of business and significant accounting policies

Description of business

Oxford Immunotec Global PLC, or the Company, is a commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. The Company’s proprietary T-SPOT technology platform allows it to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Substantially all of the Company’s revenue is currently derived from the sale of its T-SPOT.TB test, which is sold in two formats: an in vitro diagnostic kit format (allowing customers to perform the test at their own institutions), and a service format (in which the Company performs the test on samples sent by customers to the Company’s own laboratory facilities). The Company markets its T-SPOT.TB test through a direct sales force in the United States, certain European countries, and Japan. The Company markets its test through distributors in other parts of the world.

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

In November 2013, prior to closing of the Company’s initial public offering, or IPO, the Company undertook a 1 for 6.705 reverse share split of its outstanding ordinary shares, which resulted in a proportional decrease in the number of ordinary shares outstanding as well as appropriate adjustments to outstanding A ordinary shares, preferred ordinary shares, warrants and options. After the reverse share split and immediately prior to the Company’s IPO all outstanding preferred ordinary shares converted into ordinary shares. The nominal value of the ordinary shares was adjusted from £0.001 to £0.006705 per share. Prior period share and per share amounts have been adjusted to reflect the reverse share split.

On November 21, 2013, the registration statement for the Company’s IPO was declared effective by the Securities and Exchange Commission. The Company sold 6,164,000 ordinary shares, at an IPO price of $12.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 804,000 additional ordinary shares. Net proceeds from the IPO were $63.9 million, after deducting underwriting discounts and commissions and offering expenses.

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

Basis of presentation, accounting principles and principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, and include the financial statements of Oxford Immunotec Global PLC, a company incorporated in England and Wales and its wholly-owned subsidiaries, collectively referred to as the Company. The financial statements include the results of Oxford Immunotec Limited and its consolidated subsidiaries for the period prior to the completion of the Scheme of Arrangement, as well as the results of Oxford Immunotec Global PLC and its consolidated subsidiaries for the period after completion of the Scheme of Arrangement. All intercompany accounts and transactions have been eliminated upon consolidation.

Segment reporting

The Company operates in one operating segment. The Company’s chief operating decision maker, or the CODM, its chief executive officer, manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s product and service offerings and for each country, while all other financial information is on a combined basis. While the Company’s principal operations and decision-making functions are located in both the United States and United Kingdom, the CODM makes decisions on a global basis. Accordingly, the Company has determined that it operates in a single reporting segment.

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

Foreign currency translation

The functional currency for Oxford Immunotec Global PLC is the U.S. Dollar. The functional currency for the Company’s operating subsidiaries are the Pound Sterling for Oxford Immunotec Limited, the U.S. Dollar for Oxford Immunotec Inc., the Yen for Oxford Immunotec K.K., the Yuan for Oxford Immunotec (Shanghai) Medical Device Co. Ltd., the Euro for Boulder Diagnostics Europe GmbH and the Hong Kong Dollar for Oxford Immunotec Asia Limited. Revenue and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates. The Company reflects resulting translation gains or losses in accumulated other comprehensive income, which is a component of shareholders’ equity. The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

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

In the year ended December 31, 2015, the Company had two product customers that represented more than 10% of the Company’s annual revenue. The Company’s Chinese distributor, Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, represented 18% of annual revenue and the Company’s Japanese importer, Riken Genesis Co., Ltd. represented 12% of annual revenue. The loss of either of these product customers could have a material impact on the Company’s operating results.

Cash and cash equivalents and restricted cash

The Company maintains its available cash balances in cash, money market funds primarily invested in U.S. government securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan and Hong Kong. The Company maintains deposits in government insured financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank and, in 2014, to security for the Company’s U.S. office and laboratory space operating leases.

Accounts receivable

Accounts receivable are primarily amounts due from customers including hospitals, public health departments, commercial testing laboratories, distributors and universities in addition to third party payors such as commercial insurance companies and government programs (Medicare and Medicaid).

Accounts receivable are reported net of an allowance for uncollectible accounts. The process of estimating the collection of accounts receivable involves significant assumptions and judgments. Specifically, the accounts receivable allowance is based on management’s analysis of current and past due accounts, collection experience and other relevant information. The Company’s provision for uncollectible accounts is recorded as a bad debt expense and included in general and administrative expenses. Account balances are written-off against the allowance when it is probable that the receivable will not be recovered. Although the Company believes amounts provided are adequate, the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

Inventory

Inventory consists of finished goods and raw materials. The Company does not maintain work in progress balances as the nature of the manufacturing process does not allow for test kits to be left in a partially manufactured state. Inventory is removed at cost. Inventory is stated at the lower of cost or market. Cost is determined by the actual cost of components by batch plus estimated labor and overhead costs per unit. Market value is based on an estimated selling price less any costs expected to be incurred to completion and sale. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items. At December 31, 2015 and 2014, the Company determined no inventory reserve was required.

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

Revenue recognition

The Company derives product revenue from the sale of its diagnostic test kits and related accessories to a broad range of customers including hospitals, public health departments, commercial testing laboratories, importers and distributors.

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

The Company derives service revenue from tests performed on samples sent by customers to its diagnostic laboratories in the United States and the United Kingdom, and in contracted laboratories in other countries.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired, and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to fair value to the extent necessary. There has been no impairment of long-lived assets to date.

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

Indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of acquired in-process research and development, or IPR&D, related to the Company’s business combination with Boulder, which were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that its indefinite-lived intangible asset is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not its indefinite-lived intangible asset is impaired, it is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

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

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2015 and 2014, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, and other accounts payable, accrued liabilities, and loans payable. As of December 31, 2013, the Company’s financial instruments also included ordinary share warrants. See Note 2 “Fair value measurement,” to the consolidated financial statements for further information on the fair value of the Company’s financial instruments.

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

Beginning in 2015, certain employees have been granted restricted share units, or RSUs, and beginning in 2014, certain employees were granted restricted shares. There were no issuances of RSUs or restricted shares in 2013. The fair value of RSUs and restricted shares are calculated based on the closing sale price of the Company’s ordinary shares on the date of issuance. As of December 31, 2015, no RSUs or restricted shares have vested.

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

The Company adheres to the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken, or expected to be taken, in a tax return. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company does not have any accrued interest or penalties associated with any unrecognized tax positions for the years ended December 31, 2015 and 2014.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating ASU 2014-09 and has not yet determined how it may impact its financial position or results of operations and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. In the fourth quarter of 2015, the Company elected to early adopt ASU 2015-17 prospectively. The Company does not expect ASU 2015-17 to have a material impact on the presentation of our financial position or disclosures.

Under the U.S. Jumpstart our Business Startups Act, or the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, it is subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

		Fair value measurements at December 31, 2015 using
(in thousands)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,293	$—	$—	$1,293
Total	$1,293	$—	$—	$1,293

		Fair value measurements at December 31, 2014 using
(in thousands)	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,218	$—	$—	$1,218
Total	$1,218	$—	$—	$1,218

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

The following tables provide a summary of changes in the fair value of the Company's Level 3 financial liabilities for the years ended December 31:

(in thousands)	2015
Balance – beginning	$1,218
Change in fair value of contingent purchase price consideration	202
Foreign currency adjustment	(127)
Balance – ending	$1,293

(in thousands)	2014
Balance – beginning	$296
Change in fair value of warrant liability	22
Reclassification of liability to additional paid-in capital upon exercise of warrants	(318)
Contingent purchase price consideration	1,247
Change in fair value of contingent purchase price consideration	72
Foreign currency adjustment	(101)
Balance – ending	$1,218

The change in fair value of the warrant liability is included general and administrative expense in the Company’s condensed consolidated statements of operations and the change in fair value of contingent purchase price consideration is included in research and development expense.

3. Accounts receivable

Accounts receivable, net, consisted of the following as of:

	December 31,
(in thousands)	2015	2014
Accounts receivable	$7,372	$6,937
Less allowance for uncollectible accounts receivable	(314)	(114)
Accounts receivable, net	$7,058	$6,823

Activity for the allowance for uncollectible accounts receivable is as follows:

	December 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$(114)	$(165)	$(144)
Provision for bad debt expense	(200)	—	(124)
Write-off, net of recoveries	—	51	103
Balance at end of period	$(314)	$(114)	$(165)

4. Inventory

Inventory consisted of the following as of:

	December 31,
(in thousands)	2015	2014
Raw materials	$3,925	$3,605
Finished goods	3,174	2,820
Inventory	$7,099	$6,425

5. Property and equipment, net

Property and equipment, net consists of the following as of:

	December 31,
(in thousands)	2015	2014
Laboratory equipment	$4,865	$2,815
Leasehold improvements	2,812	2,869
Office equipment, furniture and fixtures	2,898	2,603
Software	1,286	1,065
Specialized shipping containers	2,177	1,088
Property and equipment	14,038	10,440
Less accumulated depreciation	(7,754)	(5,903)
Property and equipment, net	$6,284	$4,537

For the years ended December 31, 2015, 2014 and 2013, the Company recorded depreciation expense of $2.0 million, $1.7 million, and $1.0 million, respectively. Depreciation expense includes amortization of capital leases.

Depreciable lives range from three to ten years for laboratory equipment, office equipment, leasehold improvements, and furniture and fixtures and three years for software and specialized shipping containers.

For the years ended December 31, 2015 and 2014, there were no material capital leases, disposals or retirements.

6. Intangible assets

The Company’s definite-lived intangible assets include in-licensed intellectual property, principally technology licenses. During the year ended December 31, 2013, the Company capitalized a $0.2 million fee related to the assignment of certain patents to it by Isis Innovation Limited (Isis) in November 2013. The licenses are being amortized over the estimated remaining useful lives of the underlying license agreements, which range from 3 to 9 years. The weighted-average useful life of the license agreements is 8.3 years. For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense of $92,000, $43,000, and $43,000, respectively. Future amortization expense is estimated at $40,000 for 2016, $39,000 for 2017, $25,000 for 2018, $24,000 for 2019 and $24,000 for 2020.

Definite-lived intangible assets, originally denominated in GBP, as of December 31, 2015 and 2014 consist of the following:

	December 31,
(in thousands)	2015	2014
Gross carrying value	$758	$828
Accumulated amortization	(579)	(555)
Other intangible assets, net	$179	$273

On July 31, 2014, the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. In conjunction with the acquisition, the Company acquired $2.6 million of indefinite-lived IPR&D and recorded $55,000 of goodwill. The following table sets forth the changes in the carrying amount of goodwill for the five-month period subsequent to the acquisition, ended December 31, 2014, and for the year ended December 31, 2015 (in thousands):

Goodwill from Boulder acquisition	$55
Foreign currency adjustment	(5)
Balance at December 31, 2014	50
Foreign currency adjustment	(5)
Balance at December 31, 2015	$45

For more information on the Boulder acquisition, see Note 17 “Acquisition activity”.

7. Accrued liabilities

Accrued liabilities consist of the following as of:

	December 31,
(in thousands)	2015	2014
Employee related expenses	$4,478	$3,348
Royalties	3,498	2,458
Clinical trials	442	—
Professional services	333	323
Sales and use taxes payable	193	1
Inventory	85	88
Rent	56	196
Other accrued liabilities	864	656
Total accrued liabilities	$9,949	$7,070

8. Loans payable

In June 2013, in conjunction with the lease for approximately 14,500 square feet of office space in Marlborough, Massachusetts, the Company received a payment of $581,640 from the landlord, representing approximately 80% of the cost to build-out the facility. In accordance with Financial Accounting Standards Board, Accounting Standards Codification 840, Leases, this reimbursement was recorded as a liability in loans payable and is being amortized over the life of the lease. At December 31, 2015, $66,000 is included in the balance sheet in current portion of loans payable and $308,000 is included in long-term portion of loans payable.

In October 2013, the Company issued a convertible promissory note in the amount of $5.0 million to Fosun Industrial Co., Ltd., or the Fosun Note. The Fosun Note paid interest at 8% per annum.

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

9. Share capital

As of December 31, 2015, the Company had 22,549,488 ordinary shares outstanding, including 253,740 restricted shares. In addition, there were a total of 2,425,426 options outstanding and 112,999 RSUs outstanding.

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

On November 21, 2013, the registration statement for the Company’s IPO was declared effective by the Securities and Exchange Commission. The Company sold 6,164,000 ordinary shares, at an IPO price of $12.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 804,000 additional ordinary shares. Net proceeds from the IPO were approximately $63.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. Following the Company’s IPO, the Company now has one class of ordinary shares authorized.

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

As of December 31, 2015, there were 36,183,293 ordinary shares authorized and 22,549,488 ordinary shares issued and outstanding.

10. Share option and equity incentive plans

The Company has issued share options since 2003, restricted shares since 2014 and RSUs since 2015 to incentivize employees and directors providing services to the Company. The Company currently maintains two equity compensation plans, the Amended and Restated 2008 Stock Incentive Plan and the 2013 Share Incentive Plan (the Plans). With the adoption of the 2013 Share Incentive Plan, the Company is no longer authorized to grant awards under the Amended and Restated 2008 Stock Incentive Plan.

In November 2013, in connection with the Company’s IPO, the Company adopted the 2013 Share Incentive Plan (the 2013 Plan) which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan authorizes the Company to grant up to 2,684,563 ordinary shares with such amount automatically increasing annually on each January 1st through January 1, 2023 by 4% of the number of shares outstanding on the close of business of the immediately preceding December 31st, provided that the Board of Directors may limit the increase to a smaller amount or to no increase in any given year. At December 31, 2015, there were 860,163 shares available for future issuance under the 2013 Plan.

Under both the 2008 Plan and the 2013 Plan, share options, and only under the 2013 Plan, restricted shares and RSUs, have been granted to employees, officers and directors who provide services to the Company. Options generally vest based on the grantee’s continued service with the Company during a specified period following grant or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years. Option awards to employees generally vest monthly over a four year period. For options granted prior to 2015, the vesting percentage was generally 0% until the second anniversary of the vesting start date of the employee’s first option award under the 2008 Plan and either the second anniversary of the employee’s date of hire or the first day of the month following the second anniversary of the employee’s date of hire under the 2013 Plan. Effective with 2015, the Company began granting options that vest in equal parts over four years starting on the vesting start date. Generally, restricted shares and RSUs vest based on the grantees’ continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date.

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

The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted-average grant date fair value per share relating to share options granted under the Plans during the years ended December 31, 2015, 2014 and 2013 was $6.33, $9.32 and $3.04, respectively. Share-based compensation expense for restricted shares and RSUs is calculated based on the grant date market price of the shares and is also amortized on a straight-line basis over the requisite service period of the awards.

The fair value of each option granted under the Plans has been calculated on the date of grant using the following assumptions:

	2015	2014	2013
Expected dividend yield (%)	—	—	—
Expected volatility (%)	44.11	46.87	47.78
Risk-free interest rate (%)	1.66	1.86	1.38
Expected life of option (years)	6.19	6.19	6.22
Weighted-average share price ($)	14.15	19.66	5.86
Weighted-average exercise price ($)	14.15	19.66	4.97
Model used	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2015, 2014 and 2013, a forfeiture rate of 5% was applied.

The following table illustrates the number of ordinary shares and weighted-average exercise prices, or WAEP, of, and movements in, share options during the year:

	Number of ordinary shares	WAEP
Outstanding as of January 1, 2015	1,877,142	$7.39
Granted	747,964	14.15
Exercised	(41,222)	0.44
Forfeited	(158,458)	15.90
Outstanding as of December 31, 2015	2,425,426	9.03
Vested or expected to vest as of December 31, 2015	2,369,204	$8.91
Exercisable as of December 31, 2015	1,300,984	$4.64

The following table illustrates the number of restricted shares and RSUs, and weighted-average fair value, or WAFV, of, and movements in, restricted shares and RSUs during the year:

	Number of ordinary shares	WAFV
Unvested balance as of January 1, 2015	275,500	$22.25
Granted	112,999	14.19
Cancelled	(21,760)	22.99
Vested	—	—
Unvested balance as of December 31, 2015	366,739	19.72

As of December 31, 2015, there was $5.8 million and $4.7 million of total unrecognized compensation cost related to unvested share options, and unvested restricted shares and RSUs, respectively, granted under the Plans. The cost for unvested share options and unvested restricted shares and RSUs is expected to be recognized over weighted-average periods of 2.4 years and 2.5 years, respectively.

The aggregate intrinsic value of all share options outstanding under the Plans as of December 31, 2015 and 2014 was $12.6 million and $15.7 million, respectively. The aggregate intrinsic value of share options that were fully vested under the Plans as of December 31, 2015 was $11.2 million.

During the years ended December 31, 2015, 2014 and 2013, current and former employees of the Company exercised a total of 41,222, 65,054 and 201,459 share options, respectively, resulting in total proceeds of $20,000 during 2015, $14,000 during 2014 and $24,000 during 2013. The intrinsic value of share options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $0.9 million and $3.9 million, respectively. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the Plans described above.

A summary of the activity of the Company’s unvested share options is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of December 31, 2014	962,439	$5.92
Granted	747,964	6.33
Vested	(429,416)	4.68
Forfeited	(156,544)	7.51
Balance as of December 31, 2015	1,124,443	6.53

The total fair value of shares vested for the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $1.0 million and $42,000, respectively.

The impact on the Company’s results of operations from share-based compensation for the years ended December 31, 2015, 2014 and 2013, was as follows:

(in thousands)	2015	2014	2013
Cost of revenue	$529	$330	$5
Research and development	86	87	1
Sales and marketing	1,045	949	26
General and administrative	1,825	1,155	108
Total share-based compensation	$3,485	$2,521	$140

For the year ended December 31, 2015, the Company incurred shared-based compensation expense related to share options, and restricted shares and RSUs of approximately $2.4 million and $1.1 million, respectively. For the year ended December 31, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $1.6 million and $0.9 million, respectively. For the year ended December 31, 2013, the Company only incurred shared-based compensation expense related to share options.

11. Net loss per share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Numerator:
Net loss attributable to ordinary shareholders	$(24,478)	$(22,174)	$(8,664)

Denominator:
Weighted-average ordinary shares outstanding-basic	21,781,933	17,310,148	3,830,837
Dilutive effect of ordinary share equivalents resulting from ordinary share options, ordinary share warrants and preferred ordinary shares (as converted)	—	—	—
Weighted-average ordinary shares outstanding-diluted	21,781,933	17,310,148	3,830,837

The following numbers of outstanding ordinary share options, ordinary share warrants, preferred ordinary shares (on an “as converted to ordinary shares” basis) and restricted shares and RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year ended December 31,
	2015	2014	2013
Options to purchase ordinary shares	1,108,240	1,194,612	1,252,790
Ordinary share warrant	—	—	19,473
Unvested restricted shares and RSUs	366,739	275,500	—

12. Income taxes

The components of loss before income taxes are as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Domestic (United Kingdom)	$1,400	$(158)	$4,915
Foreign (United States)	(25,732)	(21,862)	(13,487)
Loss before income taxes	$(24,332)	$(22,020)	$(8,572)

The components for the income tax expense (benefit) are as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Current:
Federal	$—	$—	$—
U.K.	—	—	—
Japan	116	119	47
State	30	35	45
Total current provision	146	154	92
Deferred:
Federal	—	—	—
U.K.	—	—	—
State	—	—	—
Total deferred benefit	—	—	—
	146	154	92

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s effective income tax rate differs from the statutory domestic (United Kingdom) income tax rate as follows for the years ended December 31:

	2015	2014	2013
Income tax rate	20.3%	21.5%	23.3%
U.K. research and development credit	1.3	1.7	—
Other	(1.1)	(1.2)	(0.6)
Effect of foreign tax rate differential	10.7	17.9	16.9
Valuation allowance	(31.7)	(40.6)	(40.6)
Effective income tax rate	(0.5)%	(0.7)%	(1.0)%

The Company is headquartered in the United Kingdom and the effective U.K. corporate tax rate for the years ended December 31, 2015, 2014 and 2013 was 20.3%, 21.5% and 23.3%, respectively. The U.S. federal corporate tax rate was 34% for the years ended December 31, 2015, 2014 and 2013. We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company remains subject to examination by various tax authorities for tax years 2012 through 2015. With a few exceptions, the Company is no longer subject to examinations by tax authorities for the tax years 2011 and prior. However, net operating losses from the tax years 2011 and prior would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

The United Kingdom’s Summer Finance Bill, which was enacted on November 18, 2015, contained reductions in corporation tax to 19% from April 1, 2017 and 18% from April 1, 2020.  The Company has adopted an 18% tax rate in respect of the deferred tax disclosures, reflecting the anticipated timing of the unwinding of the deferred tax balances.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows for the years ended December 31:

(in thousands)	2015	2014

Deferred tax assets:
Long term deferred tax assets:
U.S. federal net operating losses	$32,095	$24,136
State net operating loss (net of federal)	4,021	3,001
U.S. federal research and development credit	155	110
U.K. net operating loss	5,217	7,800
Share options	1,251	567
Accrued liabilities	177	97
Other	160	78
Total deferred tax assets	43,076	35,789
Valuation allowance	(43,076)	(35,361)
Total deferred tax assets	$—	$428

Deferred tax liabilities:
Long term deferred tax liabilities:
Other assets	$—	$(428)
Cumulative translation adjustment	—	—
Total deferred tax liabilities	$—	$(428)

For the years ended December 31, 2015 and 2014, the Company had net operating losses, or NOLs, in the United Kingdom of $29.0 million and $39.0 million, respectively. U.S. federal net operating loss carry forwards for the years ended December 31, 2015 and 2014 were $95.5 million and $71.9 million, respectively. U.S. State net operating loss carryforwards for the years ended December 31, 2015 and 2014 were $85.8 million and $63.6 million, respectively. The federal and state NOLs include approximately $1.1 million of deductions related to the exercise of stock options subsequent to the adoption of ASC 718, “Stock Compensation.” This amount represents an excess tax benefit as defined under ASC 718 and has not been included in the gross deferred tax asset reflected for NOLs.

The U.S. federal and state net operating loss carryforwards begin to expire in 2027 and 2017, respectively and the U.K. NOLs can be carried forward indefinitely.

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

The Company has elected to early adopt and prospectively apply the rules of ASU 2015-17 to its statement of financial position. The reason for this change in accounting principal is to allow the Company to benefit from the simplified presentation of deferred income taxes and to conform to the FASB’s initiative to improve generally accepted accounting principles for which costs and complexity can be reduced.

Financial statement users are to be made aware that the prior period statement of financial position has not been retrospectively adjusted for the Company’s early adoption of ASU 2015-17.

The following table reflects the rollforward of the Company’s valuation allowance:

(in thousands)	2015	2014	2013
Beginning of year (January 1)	$35,361	$26,413	$22,929
Increase in valuation allowance	7,715	8,948	3,484
End of year (December 31)	$43,076	$35,361	$26,413

The Company reviewed its historical tax filings and tax positions and has determined no material uncertain tax positions exist at December 31, 2015 and 2014. The Company continues to monitor its tax filings and positions.

The Company generates research and development credits in the United Kingdom which are refundable if a current year loss is incurred. In the United Kingdom for the year ended December 31, 2015, no amounts were reimbursed for research and development tax credits.

13. Intellectual property—license agreements

The Company entered into three license agreements by which it has secured certain patent rights that are necessary to make, use and sell the T-SPOT.TB test. One of these license agreements, with Isis, was terminated in connection with the assignment by Isis to the Company of certain intellectual property rights in November 2013. The Company has ongoing obligations to make certain payments to Isis while the assigned patents remain in force in certain countries. The Company’s existing license agreements related to its T-SPOT.TB test, as well as its previous license from Isis, are generally exclusive in the stated field, cover a worldwide territory, are royalty-bearing and give the Company the right to grant sublicenses. The Company has minimum royalty obligations under each existing license agreement, which continue so long as patents licensed under the agreement remain unexpired. The minimum contractual royalty payments, including ongoing minimum payment obligations to Isis, after December 31, 2015 and 2014 are set forth in the commitments and contingencies table in Note 15 “Commitments and contingencies” to these consolidated financial statements.

The Company incurs royalties under each existing license agreement, has incurred royalties under the Isis license agreement, and will incur continuing payment obligations to Isis that are treated as royalties in these financial statements, based on its product and service revenue. The aggregate royalty expense relating to the three license agreements amounted to $5.1 million, $4.8 million, and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company paid other license-related expenses, including patent prosecution expenses, milestone payments and assignment fees due to these licensors, amounting to $0.2 million, $0.1 million, and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate royalty rate paid by the Company in the years ended December 31, 2015, 2014 and 2013, as a percentage of the gross product and service revenue of the Company, was 8%, 10% and 10%, respectively.

14. Employee benefit plans

In the United States, the Company has adopted a defined contribution plan (the U.S. Plan) which qualifies under Section 401(k) of the Internal Revenue Code. All U.S. employees of the Company who have attained 21 years of age are eligible for participation in the U.S. Plan upon employment. The effective date of the U.S. Plan was January 1, 2008. Under the U.S. Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company does not match employee contributions as of December 31, 2015.

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. The U.K. Plan allows all U.K. employees to contribute a minimum of 5% of salary with no maximum limit. The contribution is matched by the Company, up to a maximum of 5% of salary. The Company paid to the U.K. Plan $0.7 million in matching contributions in the year ended December 31, 2015, and $0.6 million in the year ended December 31, 2014 and $0.4 million in 2013.

15. Commitments and contingencies

Operating leases

At December 31, 2015, the Company leases facilities under four non-cancelable operating leases, with terms that expire between 2018 and 2021. The Company leases office, storage/warehouse, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire on January 31, 2018 (with respect to the storage/warehouse facility) and June 11, 2019. On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. During June 2013, the Company moved into this facility and vacated the old facility prior to lease expiration on June 30, 2013. In August 2015, the Company entered into a lease amendment for this location to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment will expand the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. The Company will have an option to extend the lease for one additional term of five years. In addition, the Company leases laboratory space in Memphis, Tennessee, which lease is due to expire on December 31, 2021. The Company has an option to extend the lease for two additional terms of five years each.

Future minimum lease payments required under the non-cancelable operating leases in effect as of December 31, 2015 are as follows:

(in thousands)	December 31, 2015
Year 1	$1,304
Year 2	1,284
Year 3	1,253
Year 4	884
Year 5	542
Thereafter	150
Total minimum lease payments	$5,417

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled $0.9 million, $0.7 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase commitments

The Company has license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by the Company for access to certain technologies. In addition, the Company pays royalties as a percent of revenue as described in Note 13, “Intellectual property—license agreements” to these consolidated financial statements. In addition, the Company has outstanding purchase obligations to its suppliers.

Future minimum payments required under license agreements and supplier purchase obligations in effect as of December 31, 2015 are as follows:

(in thousands)	License agreements	Supplier purchase obligations	Total
Year 1	$1,521	$4,753	$6,274
Year 2	1,521	365	1,886
Year 3	1,515	250	1,765
Year 4	1,508	—	1,508
Year 5	25	—	25
Thereafter	—	—	—
Total minimum payments	$6,090	$5,368	$11,458

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

16. Geographic revenue and long-lived assets distribution

The Company is domiciled in the United Kingdom and operates in three geographies: the United States, Europe and the Rest of the World (ROW), and Asia. Following is geographical information regarding the Company’s revenues for the years ended December 31, 2015, 2014 and 2013 and the Company’s long-lived assets as of December 31, 2015 and 2014.

	Revenue			Long-lived assets
	Years ended December 31,			As of December 31,
(in thousands)	2015	2014	2013	2015	2014
United States	$31,362	$22,537	$17,345	$5,051	$3,198
United Kingdom	2,836	2,971	2,795	954	928
Europe & ROW (excluding United Kingdom)	4,231	4,248	4,362	170	259
Europe & ROW	7,067	7,219	7,157	1,124	1,187
Asia	24,353	19,749	14,282	109	152
Total	$62,782	$49,505	$38,784	$6,284	$4,537

China represented approximately 46%, 43% and 44% of Asia revenue in 2015, 2014 and 2013, respectively. Japan represented approximately 53%, 54% and 55% of Asia revenue in 2015, 2014 and 2013, respectively.

17. Acquisition activity

On July 31, 2014, or the date of the acquisition, the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The assets acquired primarily relate to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. As part of the transaction, Boulder transferred to the Company all shares of capital stock in its wholly-owned subsidiary, Boulder Diagnostics Europe GmbH, such that the Company has become the sole owner of Boulder Diagnostics Europe GmbH.

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

The following table summarizes the purchase price of the Boulder acquisition, the fair value of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Cash	$8
Accounts receivable	15
Inventory	40
Prepaid expenses and other assets	12
Property and equipment	359
In-process research and development	2,627
Total assets acquired	3,061
Liabilities assumed:
Accounts payable	(97)
Accrued liabilities	(14)
Other current liabilities	(34)
Total liabilities assumed	(145)
Net assets acquired	2,916
Add: goodwill	55
Total consideration transferred	$2,971

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

Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. During the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, the Company recorded a non-cash IPR&D impairment charge of $385,000 in research and development expense.

Actual results of operations of Boulder for 2014 were included in the financial statements from the date of the acquisition, including revenues in the amount of $42,000 and losses from operations of $396,000. The functional currency for Boulder in Germany is the Euro.

Pro Forma Information: The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s acquisition of Boulder, using the acquisition method as if it occurred on January 1, 2013. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisition occurred as of January 1, 2013:

	Year Ended December 31,
(in thousands, except share and per share data)	2014	2013
Total revenues	$49,577	$38,923
Net loss	$(22,399)	$(9,669)
Net loss per share—basic and diluted	$(1.29)	$(2.52)
Weighted average shares outstanding—basic and diluted	17,310,148	3,830,837

18. Restructuring

During the fourth quarter of 2014, the Company closed the facilities that had been used by Boulder (see Note 17 “Acquisition activity”), terminated four employees, and consolidated the research and development activities that had been performed at those locations to the Company’s Abingdon, U.K. and Memphis, Tennessee facilities. As a result of these actions, the Company recorded in research and development expense a restructuring charge of $182,000.

A summary of these charges and payments made to date are included in the below table. Accrued restructuring costs at December 31, 2014 are included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Abandonment of Excess Facilities	Relocation Costs	Severance	Total
Balance at December 31, 2013	$—	$—	$—	$—
Charge for restructuring	86	70	16	172
Payments	(44)	(42)	(16)	(102)
Balance at December 31, 2014	42	28	—	70
(Credit) charge for restructuring	—	(9)	3	(6)
Payments	(42)	(19)	(3)	(64)
Balance at December 31, 2015	$—	$—	$—	$—

In addition to the items listed above, the Company recorded charges in 2014 totaling $10,000 to write-off abandoned equipment.