Form 10-Q
period 2016-03-31
Oxford Immunotec Global PLC
filed 2016-05-04
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes☐ No☒

As of April 27, 2016, there were 22,566,487 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended March 31, 2016

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

●	continued demand for diagnostic products for tuberculosis and the development of new market opportunities;

●	our ability to compete successfully and to maintain and expand our sales network;

●	decisions by insurers and other third party payors with respect to coverage and reimbursements;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare reform, on our business;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with SEC reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as China and the United States and in the several U.S. states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company and as an English company listing ordinary shares in the United States;

●	the volatility of the price of our shares, substantial future sales of our shares and the fact that we do not pay dividends; and

●	the impact of anti-takeover provisions under U.K. law and our articles of association.

You should refer to Part I, Item 1A, “Risk Factors” in our 2015 Annual Report on Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,731	$83,715
Accounts receivable, net	8,427	7,058
Inventory	8,479	7,099
Prepaid expenses and other assets	3,439	3,592

Total current assets	89,076	101,464
Restricted cash, non-current	80	80
Property and equipment, net	6,526	6,284
In-process research and development	1,855	1,782
Goodwill	47	45
Other intangible assets, net	163	179
Other assets	20	18

Total assets	$97,767	$109,852

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,595	$3,799
Accrued liabilities	6,785	9,949
Deferred income	106	1,654
Current portion of loans payable	80	79

Total current liabilities	9,566	15,481
Long-term portion of loans payable	366	386
Contingent purchase price consideration	1,403	1,293

Total liabilities	11,335	17,160

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at March 31, 2016 and December 31, 2015, and 22,566,475 and 22,549,488 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	243	243
Additional paid-in capital	245,148	244,033
Accumulated deficit	(153,356)	(146,307)
Accumulated other comprehensive loss	(5,603)	(5,277)

Total shareholders’ equity	86,432	92,692

Total liabilities and shareholders’ equity	$97,767	$109,852

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2016	2015
Revenue:
Product	$8,138	$7,122
Service	8,972	6,679
Total revenue	17,110	13,801
Cost of revenue:
Product	3,293	3,070
Service	4,872	3,585
Total cost of revenue	8,165	6,655
Gross profit	8,945	7,146
Operating expenses:
Research and development	3,076	2,359
Sales and marketing	8,480	7,441
General and administrative	4,583	3,867
Total operating expenses	16,139	13,667
Loss from operations	(7,194)	(6,521)
Other income (expense):
Interest expense, net	(17)	(15)
Foreign exchange gains	363	165
Other (expense) income	(166)	107
Loss before income taxes	(7,014)	(6,264)
Income tax expense	35	47
Net loss	$(7,049)	$(6,311)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.32)	$(0.31)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	22,284,392	20,331,411

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Net loss	$(7,049)	$(6,311)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(326)	(649)

Other comprehensive income (loss), net of taxes	(326)	(649)

Total comprehensive loss	$(7,375)	$(6,960)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(7,049)	$(6,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	581	453
Share-based compensation expense	1,104	875
Change in fair value of contingent purchase price consideration	55	47
Changes in operating assets and liabilities:
Accounts receivable, net	(1,456)	(627)
Inventory	(1,490)	457
Prepaid expenses and other assets	128	(1,733)
Accounts payable	(1,308)	480
Accrued liabilities	(3,051)	(2,298)
Deferred income	(1,496)	(11)
Net cash used in operating activities	(13,982)	(8,668)
Cash flows from investing activities
Purchases of property and equipment	(731)	(1,208)
Decrease in restricted cash	—	200
Net cash used in investing activities	(731)	(1,008)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	53,770
Proceeds from exercise of share options and warrants	11	4
Payments on loan	(19)	(42)
Net cash (used in) provided by financing activities	(8)	53,732
Effect of exchange rate changes on cash and cash equivalents	(263)	(194)
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	(14,984)	43,862
Cash and cash equivalents at beginning of period	83,715	50,165
Cash and cash equivalents at end of period	$68,731	$94,027

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2016, the results of operations for the three-month periods ended March 31, 2016 and 2015, and the cash flows for the three-month periods ended March 31, 2016 and 2015. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2015, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2015 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2016, or the Company’s 2015 Form 10-K.

Note 1 to the consolidated financial statements included in the Company’s 2015 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three-month period ended March 31, 2016.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, or ASU 2016-10, which amends the guidance in ASU 2014-09 with respect to certain implementation issues on identifying performance obligations and accounting for licenses of intellectual property. The new guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company is currently evaluating ASU 2016-10 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 amends existing accounting guidance to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license would be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license would be accounted for as a service contract. The Company adopted ASU 2015-05 effective January 1, 2016 and there was no impact on the presentation of its results of operations, financial position or disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates real estate-specific provisions for all entities. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating ASU 2016-02 and has not yet determined how it may impact its financial position or results of operations and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance will be effective for the Company for annual and interim periods after December 15, 2016. Early adoption is permitted. The Company is currently evaluating ASU 2016-09 and has not yet determined how it may impact its financial position or results of operations and related disclosures.

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

		Fair value measurements at March 31, 2016 using
(in thousands)	March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,403	$—	$—	$1,403
Total	$1,403	$—	$—	$1,403

		Fair value measurements at December 31, 2015 using
(in thousands)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,293	$—	$—	$1,293
Total	$1,293	$—	$—	$1,293

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

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three-month period ended March 31, 2016:

(in thousands)	2016
Balance – beginning	$1,293
Change in fair value of contingent purchase price consideration	55
Foreign currency adjustment	55
Balance – ending	$1,403

The change in fair value of the contingent purchase price consideration is included in research and development expense.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	March 31, 2016	December 31, 2015
Accounts receivable	$8,791	$7,372
Less allowance for uncollectible accounts receivable	(364)	(314)
Accounts receivable, net	$8,427	$7,058

4. Inventory

Inventory consisted of the following as of:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$4,463	$3,925
Finished goods	4,016	3,174
Inventory, net	$8,479	$7,099

5. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2016	December 31, 2015
Employee related expenses	$3,649	$4,478
Clinical trials	742	442
Royalties	471	3,498
Professional services	410	333
Inventory	319	85
Sales and use taxes payable	206	193
Rent	56	56
Other accrued liabilities	932	864
Total accrued liabilities	$6,785	$9,949

6. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Cost (benefit) of revenue	$(52)	$117
Research and development	125	54
Sales and marketing	426	317
General and administrative	605	387
Total share-based compensation	$1,104	$875

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, restricted share units, or RSUs, and other share-based awards to employees, officers, directors and consultants of the Company.

During the three month-period ended March 31, 2016, the Company granted to certain employees 654,158 share options with exercise prices ranging from $9.98 to $11.86 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month-period ended March 31, 2016 was $4.56 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended March 31, 2016, the Company awarded to certain employees 108,361 RSUs with a weighted average grant date fair value of $10.21 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month-period ended March 31, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $765,000 and $339,000, respectively. The $52,000 benefit resulted from forfeitures during the period. For the three-month period ended March 31, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $585,000 and $290,000, respectively.

As of March 31, 2016, there was $7.6 million and $4.9 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.8 years for share options and 2.4 years for restricted shares/RSUs.

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

During the first three months of 2016, 16,987 ordinary shares were issued upon the exercise of options. As of March 31, 2016, there were 36,183,293 ordinary shares authorized and 22,566,475 ordinary shares issued and outstanding.

8. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested restricted share units were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended March 31,
	2016	2015
Options to purchase ordinary shares	1,073,137	1,144,240
Unvested restricted shares	220,260	275,500
Unvested restricted share units	212,901	27,378

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Company’s 2015 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

Oxford Immunotec Global PLC is a global, commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. Our proprietary T-SPOT technology platform allows us to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our current development activities are principally focused on four areas: chronic infections, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive for the development of diagnostic tests because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. We believe the sensitivity of our T-SPOT technology platform, which can measure T cell and innate immune cell responses at a single cell level, well positions us to bring new insights into the diagnosis, prognosis and monitoring of immune-regulated conditions.

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

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV test, which is used to test for cytomegalovirus infection, or CMV, and the T-SPOT.PRT test, which is a panel of reactive T cells, became available in the United States as laboratory developed tests from the Company's Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. While we are enthusiastic about the potential utility that the T-SPOT.CMV and T-SPOT.PRT tests may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies. Essentially no revenue was earned on the T-SPOT.CMV and T-SPOT.PRT tests through March 31, 2016.

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

We have incurred significant losses from inception and as of March 31, 2016 had an accumulated deficit of $153.4 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended March 31, 2016 was $17.1 million and for the three months ended March 31, 2015 was $13.8 million. Our net loss for the three months ended March 31, 2016 was $7.0 million and for the three months ended March 31, 2015 was $6.3 million.

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

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV and T-SPOT.PRT tests became available in the United States as laboratory developed tests from the Company's CLIA certified and CAP accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell alloreactivity and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. While we are enthusiastic about the potential utility that the T-SPOT.CMV and T-SPOT.PRT tests may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies. Essentially no revenue was earned on the T-SPOT.CMV and T-SPOT.PRT tests through March 31, 2016.

Our U.S. business derived 96% of its revenue from our service offering, as opposed to kit sales, for each of the three-month periods ended March 31, 2016 and 2015, respectively, which reflects our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market, notably, for example, the physicians’ office segment, third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 93% and 92% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended March 31, 2016 and 2015, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended March 31,
(in thousands)	2016	2015
Revenue
Product	$8,138	$7,122
Service	8,972	6,679
Total revenue	$17,110	$13,801

Revenue by geography

We have a direct sales force in the United States, certain European countries and Japan and market development personnel in China. During the first quarter of 2016, we modified the pricing aspects of our arrangement with our Japanese importer, Riken Genesis Co., Ltd. As a result, price is now determinable upon shipment. Previously, price was determinable when the product was dispatched to the customer. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access international markets.

The following table reflects product revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers.

	Three months ended March 31,
(in thousands, except percentages)	2016		2015

Revenue
United States	$8,747	51%	$6,369	46%
Europe and ROW	1,606	9%	1,746	13%
Asia	6,757	40%	5,686	41%
Total revenue	$17,110	100%	$13,801	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements and, in 2015, the U.S. medical device excise tax. The U.S. Consolidated Appropriations Act, 2016, signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax does not apply to the Company’s U.S. sales during the period from January 1, 2016 through December 31, 2017.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

During each of the three-month periods ended March 31, 2016 and 2015, our cost of revenue represented 48% of our total revenue.

	Three months ended March 31,
(in thousands)	2016	2015
Cost of revenue
Product	$3,293	$3,070
Service	4,872	3,585
Total cost of revenue	$8,165	$6,655

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 52% for each of the three-month periods ended March 31, 2016 and 2015.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that may help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering, or IPO, in November 2013 and, with the Boulder Diagnostics, Inc., or Boulder, acquisition in July 2014, we have expanded our research and development efforts to include the development of immunology-based assays for autoimmune and inflammatory conditions/diseases.

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

During the three months ended March 31, 2016 and 2015, our research and development expenses represented 18% and 17%, respectively, of our total revenue.

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

During the three months ended March 31, 2016 and 2015, our sales and marketing expenses represented 50% and 54%, respectively, of our total revenue.

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

During the three months ended March 31, 2016 and 2015, our general and administrative expenses represented 27% and 28%, respectively, of our total revenue.

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

Results of operations

Comparison of three months ended March 31, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended March 31,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$8,138	48%	$7,122	52%	$1,016	14%
Service	8,972	52%	6,679	48%	2,293	34%

Total revenue	17,110	100%	13,801	100%	3,309	24%

Cost of revenue:
Product	3,293	19%	3,070	22%	223	7%
Service	4,872	28%	3,585	26%	1,287	36%

Total cost of revenue	8,165	48%	6,655	48%	1,510	23%

Gross profit	8,945	52%	7,146	52%	1,799	25%

Operating expenses:
Research and development	3,076	18%	2,359	17%	717	30%
Sales and marketing	8,480	50%	7,441	54%	1,039	14%
General and administrative	4,583	27%	3,867	28%	716	19%

Total operating expenses	16,139	94%	13,667	99%	2,472	18%

Loss from operations	(7,194)	(42)%	(6,521)	(47)%	(673)	10%
Interest expense, net	(17)	0%	(15)	0%	(2)	13%
Foreign exchange gains	363	2%	165	1%	198	120%
Other (expense) income	(166)	(1)%	107	1%	(273)	(255)%

Loss before income taxes	(7,014)	(41)%	(6,264)	(45)%	(750)	12%

Income tax expense	35	0%	47	0%	(12)	(26)%

Net loss	$(7,049)	(41)%	$(6,311)	(46)%	$(738)	12%

Revenue

Revenue increased by 24% to $17.1 million for the three months ended March 31, 2016 compared to $13.8 million for the same period in 2015. U.S. revenue grew by 37%, to $8.7 million for the three months ended March 31, 2016, driven by growth of $1.9 million from the addition of new customers and $0.5 million from existing customers. Asia revenue grew by 19%, to $6.8 million, for the three months ended March 31, 2016 compared to the same period in 2015, due primarily to higher revenue in Japan and China. On a constant currency basis, revenue for Asia would have increased by 15%. Europe and ROW revenue decreased 8%, to $1.6 million, for the three months ended March 31, 2016 compared to the same period in 2015, due primarily to changes in currency rates and lower sales in certain regions. On a constant currency basis, Europe and ROW revenue would have decreased by 3% in 2016 compared to 2015.

	Three months ended March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
Product	$8,138	$7,122	$1,016	14%
Service	8,972	6,679	2,293	34%

Total revenue	$17,110	$13,801	$3,309	24%

	Three months ended March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
United States	$8,747	$6,369	$2,378	37%
Europe and ROW	1,606	1,746	(140)	(8)%
Asia	6,757	5,686	1,071	19%

Total revenue	$17,110	$13,801	$3,309	24%

Cost of revenue and gross margin

Cost of revenue increased by 23%, to $8.2 million, for the three months ended March 31, 2016 from $6.7 million in the same period in 2015. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin was 52% for each of the three month periods ended March 31, 2016 and 2015.

	Three months ended March 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Cost of revenue
Product	$3,293	$3,070	$223	7%
Service	4,872	3,585	1,287	36%

Total cost of revenue	$8,165	$6,655	$1,510	23%

Research and development expenses

Research and development expenses increased by 30%, to $3.1 million for the three months ended March 31, 2016, from $2.4 million for the same period in 2015. The increased spending has primarily related to development project expenses for our transplant program and to the hiring of personnel in the United States to support development programs. The cost of clinical studies increased $407,000 in 2016 compared to 2015 due to development project expenses for our transplant program, salary costs increased $124,000 due to the expansion of our research and development teams and share-based compensation increased $71,000. As a percentage of total revenue, research and development expenses were 18% and 17% for the three-month periods ended March 31, 2016 and 2015, respectively.

Sales and marketing expenses

Sales and marketing expenses increased 14% to $8.5 million for the three months ended March 31, 2016 from $7.4 million for the same period in 2015. The increase reflects additional sales, marketing, and customer service personnel and the expansion of marketing programs. Salary costs increased $920,000 in 2016 compared to 2015. In addition, marketing expenses increased $147,000, share-based compensation increased $109,000 and travel costs increased $60,000. These increases were partially offset by a $131,000 decrease in legal and professional costs. As a percentage of total revenue, sales and marketing expenses decreased to 50% for the three months ended March 31, 2016 from 54% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased by 19% to $4.6 million for the three months ended March 31, 2016 from $3.9 million for the same period in 2015. The increase included increases of $665,000 in salary costs and $218,000 in share-based compensation, partially offset by a $64,000 decrease in employee related costs. As a percentage of total revenue, general and administrative expenses were 27% and 28% for the three-month periods ended March 31, 2016 and 2015, respectively.

Interest expense, net

Interest expense, net was $17,000 for the three months ended March 31, 2016, compared to $15,000 in the same period in 2015. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $363,000 for the three months ended March 31, 2016 as a net result of U.S. Dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the Pound Sterling. For the three months ended March 31, 2015, we recorded foreign exchange gains of $165,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 51% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other income (expense)

Other income (expense) was $(166,000) for the three months ended March 31, 2016, compared to $107,000 in the same period in 2015. Other (expense) in 2016 consisted primarily of certain termination costs. Other income in 2015 consisted primarily of grant income received in Japan and the U.K.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2016 we had a net loss of $7.0 million and used $14.0 million of cash for operating activities. As of March 31, 2016, we had an accumulated deficit of $153.4 million. We incurred a net loss of $6.3 million and used $8.7 million of cash for operating activities for the three months ended March 31, 2015.

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

As of March 31, 2016, we had cash and cash equivalents of $68.7 million.

Credit facilities

The Company had no available credit facilities as of March 31, 2016.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(in thousands)	2016	2015

Cash and cash equivalents, excluding restricted cash	$68,731	$94,027
Accounts receivable, net	8,427	7,234

Net cash used in operating activities	$(13,982)	$(8,668)
Net cash used in investing activities	(731)	(1,008)
Net cash (used in) provided by financing activities	(8)	53,732
Effect of exchange rate changes on cash and cash equivalents	(263)	(194)
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	$(14,984)	$43,862

Cash flows for the three months ended March 31, 2016 and 2015

Operating activities

Net cash used in operating activities was $14.0 million during the three months ended March 31, 2016, which included a net loss of $7.0 million, non-cash items of $1.7 million, and cash used for changes in operating assets and liabilities of $8.7 million. The non-cash items consisted of share-based compensation expense of $1.1 million, depreciation and amortization expense of $581,000, and a $55,000 expense on the change in fair value of contingent purchase price consideration. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $4.4 million, a decrease in deferred income of $1.5 million, an increase in inventory of $1.5 million, and an increase in accounts receivable, net of $1.5 million, partially offset by a decrease in prepaid expenses and other assets of $128,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first three months of 2016 for royalties on intellectual property and bonuses that were accrued for at December 31, 2015, as well as the timing of payments. The decrease in deferred income related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recorded upon shipment. Inventory increased due to timing and accounts receivable, net increased as a reflection of growing sales. The decrease in prepaid expenses and other assets reflects the timing of certain payments.

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

Investing activities

Net cash used in investing activities was $731,000 and $1.0 million for the three-month periods ended March 31, 2016 and 2015, respectively. The cash used in 2016 consisted of purchases of property and equipment. The cash used in 2015 consisted of $1.2 million used for purchases of property and equipment, partially offset by a $200,000 decrease in restricted cash.

Financing activities

Net cash used in financing activities was $8,000 during the three months ended March 31, 2016. Net cash provided by financing activities was $53.7 million during the three months ended March 31, 2015 due mainly to net proceeds of approximately $53.8 million received in the Offering that closed on February 4, 2015.

Employees

As of March 31, 2016, we had 296 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, or ASU 2016-10, which amends the guidance in ASU 2014-09 with respect to certain implementation issues on identifying performance obligations and accounting for licenses of intellectual property. The new guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating ASU 2016-10 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 amends existing accounting guidance to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license would be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license would be accounted for as a service contract. We adopted ASU 2015-05 effective January 1, 2016 and there was no impact on the presentation of our results of operations, financial position or disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates real estate-specific provisions for all entities. The new guidance will be effective for us for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating ASU 2016-02 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance will be effective for us for annual and interim periods after December 15, 2016. Early adoption is permitted. We are currently evaluating ASU 2016-09 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not changed materially from its exposure at year-end 2015 as described in Item 7A of the Company’s 2015 Form 10-K.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of the Company’s 2015 Form 10-K.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: May 4, 2016	/s/ Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2016	/s/ Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1	Amendment to Marketing Authorization Holder Agreement dated April 1, 2016 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited
10.2	Amendment to Supply Agreement dated April 5, 2016 between MicroCoat Biotechnologie GmbH and Oxford Immunotec Limited
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at March 31, 2016 and December 31, 2015; (ii) Condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015; (iii) Condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015; (iv) Condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015; and (v) Notes to unaudited condensed consolidated financial statements