Form 10-Q
period 2016-06-30
Oxford Immunotec Global PLC
filed 2016-08-02
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes☐ No☒

As of July 27, 2016, there were 22,569,881 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC Form 10-Q Quarterly Period Ended June 30, 2016 TABLE OF CONTENTS

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

●	continued demand for diagnostic products for tuberculosis and the development of new market opportunities;

●	our ability to compete successfully and to maintain and expand our sales network;

●	decisions by insurers and other third party payors with respect to coverage and reimbursement;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare reform, on our business;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with Securities and Exchange Commission, or SEC, reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as China and the United States, or U.S., and in the several U.S. states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company and as an English company listing ordinary shares in the U.S.;

●	the volatility of the price of our shares, substantial future sales of our shares and the fact that we do not pay dividends;

●	the impact of anti-takeover provisions under United Kingdom, or U.K., law and our articles of association; and

●	the impact of global economic and political developments, including the referendum to leave the European Union, passed by the U.K. on June 23, 2016, on our business.

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

Where you can find more information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge on our corporate website at www.oxfordimmunotec.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.oxfordimmunotec.com, we do not incorporate such website or its contents into this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,965	$83,715
Accounts receivable, net	9,742	7,058
Inventory, net	8,641	7,099
Prepaid expenses and other assets	2,647	3,592

Total current assets	84,995	101,464
Restricted cash, non-current	80	80
Property and equipment, net	6,561	6,284
In-process research and development	1,814	1,782
Goodwill	46	45
Other intangible assets, net	143	179
Other assets	19	18

Total assets	$93,658	$109,852

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,567	$3,799
Accrued liabilities	8,751	9,949
Deferred income	92	1,654
Current portion of loans payable	81	79

Total current liabilities	11,491	15,481
Long-term portion of loans payable	344	386
Contingent purchase price consideration	1,428	1,293

Total liabilities	13,263	17,160

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at June 30, 2016 and December 31, 2015, and 22,569,104 and 22,549,488 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	243	243
Additional paid-in capital	246,504	244,033
Accumulated deficit	(159,802)	(146,307)
Accumulated other comprehensive loss	(6,550)	(5,277)

Total shareholders’ equity	80,395	92,692

Total liabilities and shareholders’ equity	$93,658	$109,852

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Revenue:
Product	$9,293	$6,613	$17,431	$13,735
Service	9,861	7,639	18,833	14,318
Total revenue	19,154	14,252	36,264	28,053
Cost of revenue:
Product	3,512	2,885	6,805	5,955
Service	5,094	3,617	9,966	7,202
Total cost of revenue	8,606	6,502	16,771	13,157
Gross profit	10,548	7,750	19,493	14,896
Operating expenses:
Research and development	3,341	2,846	6,417	5,205
Sales and marketing	9,391	7,727	17,871	15,168
General and administrative	5,151	3,784	9,734	7,651
Total operating expenses	17,883	14,357	34,022	28,024
Loss from operations	(7,335)	(6,607)	(14,529)	(13,128)
Other income (expense):
Interest expense, net	(17)	(19)	(34)	(34)
Foreign exchange gains (losses)	874	(674)	1,237	(509)
Other income (expense)	29	7	(137)	114
Loss before income taxes	(6,449)	(7,293)	(13,463)	(13,557)
Income tax (benefit) expense	(3)	1	32	48
Net loss	$(6,446)	$(7,294)	$(13,495)	$(13,605)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.29)	$(0.33)	$(0.60)	$(0.64)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	22,351,645	22,245,682	22,318,019	21,293,835

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(6,446)	$(7,294)	$(13,495)	$(13,605)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(947)	668	(1,273)	19

Other comprehensive income (loss), net of taxes	(947)	668	(1,273)	19

Total comprehensive loss	$(7,393)	$(6,626)	$(14,768)	$(13,586)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Six months ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(13,495)	$(13,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,205	936
Share-based compensation expense	2,459	1,588
Change in fair value of contingent purchase price consideration	112	96
Changes in operating assets and liabilities:
Accounts receivable, net	(3,097)	(800)
Inventory, net	(2,054)	964
Prepaid expenses and other assets	877	(878)
Accounts payable	(1,009)	51
Accrued liabilities	(920)	(1,217)
Deferred income	(1,506)	692
Net cash used in operating activities	(17,428)	(12,173)
Cash flows from investing activities
Purchases of property and equipment	(1,613)	(1,582)
Purchases of intangible assets	—	(44)
Decrease in restricted cash	—	200
Net cash used in investing activities	(1,613)	(1,426)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	53,762
Proceeds from exercise of share options	12	10
Payments on loan	(39)	(77)
Net cash (used in) provided by financing activities	(27)	53,695
Effect of exchange rate changes on cash and cash equivalents	(682)	109
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	(19,750)	40,205
Cash and cash equivalents at beginning of period	83,715	50,165
Cash and cash equivalents at end of period	$63,965	$90,370

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. Business and basis of presentation

Description of business

Oxford Immunotec Global PLC, or the Company, is a commercial-stage diagnostics company focused on developing and commercializing proprietary tests for the management of immune-regulated conditions. The Company’s proprietary T-SPOT® technology platform allows it to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Substantially all of the Company’s revenue is currently derived from the sale of its T-SPOT.TB test, which is sold in two formats: an in vitro diagnostic kit format (allowing customers to perform the test at their own institutions), and a service format (in which the Company performs the test on samples sent by customers to the Company’s own laboratory facilities). The Company markets its T-SPOT.TB test through a direct sales force in the United States, certain European countries, and Japan. The Company markets its test through distributors in other parts of the world. Our recent acquisition of Imugen, Inc., or Imugen, a privately owned Massachusetts corporation specializing in the development and performance of testing of clinical specimens for tick-borne diseases, is a significant step towards achieving our vision of becoming a leader in the field of immune-regulated conditions in that it expands our total addressable market, grows and diversifies our revenue streams and leverages our commercial infrastructure.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at June 30, 2016, the results of operations for the three and six-month periods ended June 30, 2016 and 2015, and the cash flows for the six-month periods ended June 30, 2016 and 2015. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements included in the Company’s 2015 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three and six-month periods ended June 30, 2016.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09 or Topic 606, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating ASU 2014-09 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

In May 2016, the FASB issued ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, or ASU 2016-11. ASU 2016-11 rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities — Oil and Gas, effective upon adoption of Topic 606, Revenue from Contracts with Customers. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products) and (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. The Company is currently evaluating ASU 2016-11 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. ASU 2016-12 amends guidance in Topic 606 on collectibility, presentation of sales taxes, noncash consideration and transition and are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. The effective date for this update is the same as the effective date for ASU 2014-09. The Company is currently evaluating ASU 2016-12 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current Generally Accepted Accounting Principles, or GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating ASU 2016-13 and has not yet determined how it may impact its financial position or results of operations and related disclosures.

Under the U.S. Jumpstart our Business Startups Act, or the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company irrevocably elected not to avail itself of this exemption from new or revised accounting standards and, therefore, it is subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

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

The following tables present information about the balances of liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets measured at fair value on a recurring basis.

		Fair value measurements at June 30, 2016 using
(in thousands)	June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,428	$—	$—	$1,428
Total	$1,428	$—	$—	$1,428

		Fair value measurements at December 31, 2015 using
(in thousands)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,293	$—	$—	$1,293
Total	$1,293	$—	$—	$1,293

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

The following tables provide summaries of changes in the fair value of the Company's Level 3 financial liabilities for the three and six-month periods ended June 30, 2016:

(in thousands)	Three months ended June 30, 2016	Six months ended June 30, 2016
Balance – beginning	$1,403	$1,293
Change in fair value of contingent purchase price consideration	57	112
Foreign currency adjustment	(32)	23
Balance – ending	$1,428	$1,428

(in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Balance – beginning	$1,126	$1,218
Change in fair value of contingent purchase price consideration	49	96
Foreign currency adjustment	44	(95)
Balance – ending	$1,219	$1,219

The change in fair value of the contingent purchase price consideration is included in research and development expense.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	June 30, 2016	December 31, 2015
Accounts receivable	$10,203	$7,372
Less allowance for uncollectible accounts receivable	(461)	(314)
Accounts receivable, net	$9,742	$7,058

4. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$5,095	$3,925
Finished goods	3,546	3,174
Inventory, net	$8,641	$7,099

5. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2016	December 31, 2015
Employee related expenses	$4,241	$4,478
Royalties	1,591	3,498
Clinical trials	1,215	442
Sales and use taxes payable	216	193
Inventory	203	85
Professional services	194	333
Rent	56	56
Other accrued liabilities	1,035	864
Total accrued liabilities	$8,751	$9,949

6. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$39	$122	$(13)	$239
Research and development	107	56	232	110
Sales and marketing	469	106	895	423
General and administrative	740	429	1,345	816
Total share-based compensation	$1,355	$713	$2,459	$1,588

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, restricted share units, or RSUs, and other share-based awards to employees, officers, directors and consultants of the Company.

During the three-month period ended June 30, 2016, the Company granted to certain employees 68,806 share options with exercise prices ranging from $8.65 to $11.04 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month period ended June 30, 2016 was $3.61 per share. During the six month period ended June 30, 2016, the Company granted to certain employees 722,964 share options with exercise prices ranging from $8.65 to $11.86 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the six month period ended June 30, 2016 was $4.47 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years.

During the three-month period ended March 31, 2016, the Company awarded to certain employees 108,361 RSUs with a weighted average grant date fair value of $10.21 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period. No RSUs were awarded during the three-month period ended June 30, 2016.

For the three month period ended June 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $851,000 and $504,000, respectively. For the three month period ended June 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $520,000 and $193,000, respectively.

For the six month period ended June 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.6 million and $842,000, respectively. For the six month period ended June 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.1 million and $483,000, respectively.

As of June 30, 2016, there was $6.8 million and $4.4 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.7 years for share options and 2.3 years for restricted shares/RSUs.

7. Share capital

On January 29, 2015, the Company entered into an underwriting agreement with a group of underwriters relating to the public offering, or the Offering, of 4,255,319 ordinary shares, nominal value £0.006705, or the Shares, at an offering price to the public of $11.75 per Share, or the Offering Price. The underwriters agreed to purchase the Shares from the Company pursuant to an underwriting agreement at a price of $11.045 per share. Under the terms of the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 638,297 shares, or the Option Shares, at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the underwriters exercised their option to purchase the Option Shares in full. The total proceeds to the Company from the sale of the Shares and the Option Shares were approximately $57.5 million and the Company received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and aggregate offering expenses payable by the Company. The Offering closed on February 4, 2015.

During the first six months of 2016, 19,616 ordinary shares were issued upon the exercise of options. As of June 30, 2016, there were 36,183,293 ordinary shares authorized and 22,569,104 ordinary shares issued and outstanding.

8. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Options to purchase ordinary shares	1,072,431	1,125,351	1,075,216	1,125,816
Unvested restricted shares	153,981	253,740	153,981	253,740
Unvested restricted share units	212,901	108,563	212,901	108,563

9. Subsequent event

On July 1, 2016, the Company completed its acquisition of substantially all of the assets of Imugen, a privately owned Massachusetts corporation focused on the development and performance of tests for tick-borne diseases. The assets acquired primarily relate to Imugen’s proprietary testing technology and its Clinical Laboratory Improvements Amendment, or CLIA, approved and College of American Pathologists, or CAP, approved laboratory in Norwood, Massachusetts.

The consideration for the acquisition of Imugen consisted of $22.2 million in cash. A portion of the purchase price has been placed in escrow for a period of 12 months to serve as security for potential indemnification claims. The Company intends to file the required financial statements (including pro forma financial statements) relating to the acquisition on a Form 8-K/A no later than September 16, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Company’s 2015 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

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

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV test, which is used to test for cytomegalovirus infection, or CMV, and the T-SPOT.PRT test, which is a panel of reactive T cells, became available in the United States as laboratory developed tests from our Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. While we are enthusiastic about the potential utility that the T-SPOT.CMV and T-SPOT.PRT tests may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies. Essentially no revenue has been earned on the T-SPOT.CMV and T-SPOT.PRT tests through June 30, 2016.

On July 1, 2016, we acquired substantially all of the assets of Imugen, Inc., or Imugen, a privately owned Massachusetts corporation specializing in the development and performance of tests for tick-borne diseases, including Lyme disease. Using proprietary technology, Imugen’s tests prosecute the immune system to inform the diagnosis, prognosis and monitoring of tick-borne diseases, which if left untreated can become chronic infections. Given the overlap in call points with our current TB business, we expect to leverage our existing sales and marketing infrastructure to increase Imugen’s revenue growth over time. We also expect to offer our existing T-SPOT.TB test from Imugen’s Massachusetts laboratory, allowing for optimized logistics and mitigating risks through service redundancy.

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

We have incurred significant losses from inception and as of June 30, 2016 had an accumulated deficit of $159.8 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended June 30, 2016 was $19.2 million and for the three months ended June 30, 2015 was $14.3 million. Our revenue for the six months ended June 30, 2016 was $36.3 million and for the six months ended June 30, 2015 was $28.1 million. Our net loss for the three months ended June 30, 2016 was $6.4 million and for the three months ended June 30, 2015 was $7.3 million. Our net loss for the six months ended June 30, 2016 was $13.5 million and for the six months ended June 30, 2015 was $13.6 million.

Financial operations overview

The United Kingdom, or U.K., voted to leave the European Union through the Referendum of the United Kingdom’s Membership of the European Union passed on June 23, 2016, commonly referred to as the “Brexit”. While the full effects of the Brexit will not be known for some time, the Brexit could cause disruptions to and create uncertainty surrounding our business. The most immediate effect of the Brexit vote was seen through significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar against the U.K. Pound Sterling. For example, the exchange rate as of June 30, 2016, was $1.33934/£1. This compares with the rate as of June 23, 2016 of $1.48192/£1, for a decrease in the U.K. Pound Sterling of 9.6%.

The weaker U.K. Pound Sterling means that revenues earned in U.K. Pounds Sterling translate to lower reported U.S. Dollar revenues. The weaker U.K. Pound Sterling also means that expenses incurred in U.K. Pounds Sterling translate to lower reported U.S. Dollar expenses.

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

Our U.S. business derived 95% and 96% of its revenue from our service offering, as opposed to kit sales, for each of the three-month periods ended June 30, 2016 and 2015, respectively. These results reflect our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. Our U.S. business derived 95% and 96% of its revenue from service revenue for the six months ended June 30, 2016 and 2015, respectively. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test.

Outside the United States, we derived 94% and 91% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended June 30, 2016 and 2015, respectively. These sales represented 93% and 92% of our revenue for the six-month periods ended June 30, 2016 and 2015, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue
Product	$9,293	$6,613	$17,431	$13,735
Service	9,861	7,639	18,833	14,318
Total revenue	$19,154	$14,252	$36,264	$28,053

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

	Three months ended June 30,
(in thousands, except percentages)	2016		2015
Revenue
United States	$9,779	51%	$7,302	51%
Europe and ROW	1,954	10%	1,913	14%
Asia	7,421	39%	5,037	35%

Total revenue	$19,154	100%	$14,252	100%

	Six months ended June 30,
(in thousands, except percentages)	2016		2015
Revenue
United States	$18,526	51%	$13,671	49%
Europe and ROW	3,560	10%	3,659	13%
Asia	14,178	39%	10,723	38%

Total revenue	$36,264	100%	$28,053	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements and, in 2015, the U.S. medical device excise tax. The U.S. Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to our U.S. sales during the period from January 1, 2016 through December 31, 2017.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

During the three months ended June 30, 2016 and 2015, our cost of revenue represented 45% and 46%, respectively, of our total revenue. For the six months ended June 30, 2016 and 2015, our cost of revenue represented 46% and 47%, respectively, of our total revenue.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue
Product	$3,512	$2,885	$6,805	$5,955
Service	5,094	3,617	9,966	7,202
Total cost of revenue	$8,606	$6,502	$16,771	$13,157

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 55% and 54%, respectively, for the three months ended June 30, 2016 and 2015. Gross margins were 54% and 53%, respectively, for the six months ended June 30, 2016 and 2015.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that may help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering, or IPO, in November 2013 and, with the Boulder Diagnostics, Inc., or Boulder, acquisition in July 2014, we expanded our research and development efforts to include the development of immunology-based assays for autoimmune and inflammatory conditions. On July 1, 2016, we completed our acquisition of substantially all of the assets of Imugen, a privately owned Massachusetts corporation focused on the development and performance of tests for tick-borne diseases.

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

During the three months ended June 30, 2016 and 2015, our research and development expenses represented 17% and 20%, respectively, of our total revenue. For the six months ended June 30, 2016 and 2015, research and development expenses represented 18% and 19%, respectively, of our total revenue.

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

During the three-month periods ended June 30, 2016 and 2015, our sales and marketing expenses represented 49% and 54% of our total revenue. For the six months ended June 30, 2016 and 2015, our sales and marketing expenses represented 49% and 54%, respectively, of our total revenue.

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

During each of the three-month periods ended June 30, 2016 and 2015, our general and administrative expenses represented 27% of our total revenue. For each of the six-month periods ended June 30, 2016 and 2015, our general and administrative expenses represented 27% of our total revenue.

General and administrative expenses for the three months ended June 30, 2016, included $475,000 in legal and accounting fees related to our July 1, 2016 acquisition of substantially all of the assets of Imugen.

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

The referendum to leave the European Union, passed by the U.K. on June 23, 2016, may impact our business. See Risk relating to the referendum on the United Kingdom’s exit from the European Union, at Item 1A, “Risk Factors” of this Quarterly Report.

Results of operations

Comparison of three months ended June 30, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended June 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$9,293	49%	$6,613	46%	$2,680	41%
Service	9,861	51%	7,639	54%	2,222	29%

Total revenue	19,154	100%	14,252	100%	4,902	34%

Cost of revenue:
Product	3,512	18%	2,885	20%	627	22%
Service	5,094	27%	3,617	25%	1,477	41%

Total cost of revenue	8,606	45%	6,502	46%	2,104	32%

Gross profit	10,548	55%	7,750	54%	2,798	36%

Operating expenses:
Research and development	3,341	17%	2,846	20%	495	17%
Sales and marketing	9,391	49%	7,727	54%	1,664	22%
General and administrative	5,151	27%	3,784	27%	1,367	36%

Total operating expenses	17,883	93%	14,357	101%	3,526	25%

Loss from operations	(7,335)	(38)%	(6,607)	(46)%	(728)	11%
Interest expense, net	(17)	0%	(19)	0%	2	(11)%
Foreign exchange gains (losses)	874	5%	(674)	(5)%	1,548	(230)%
Other income	29	0%	7	0%	22	314%

Loss before income taxes	(6,449)	(34)%	(7,293)	(51)%	844	(12)%

Income tax expense	(3)	(0)%	1	0%	(4)	(400)%

Net loss	$(6,446)	(34)%	$(7,294)	(51)%	$848	(12)%

Revenue

Revenue increased by 34% to $19.2 million for the three months ended June 30, 2016 compared to $14.3 million for the same period in 2015. This increase in revenue was due to an increase in volumes across most regions where we sell our T-SPOT.TB test. U.S. revenue grew by 34%, to $9.8 million for the three months ended June 30, 2016, driven by growth of $1.8 million from the addition of new customers and $0.7 million from existing customers. Asia revenue grew by 47% to $7.4 million for the three months ended June 30, 2016 compared to the same period in 2015, due primarily to higher revenue in Japan and China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 37%. Europe and ROW revenue increased 2% to $2.0 million for the three months ended June 30, 2016 compared to the same period in 2015. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 6% in 2016 compared to 2015.

Changes in revenue include the impact of changes in foreign currency exchange rates. We use the non-GAAP financial measure “constant currency basis” in our filings to show changes in our revenue without giving effect to period-to-period currency fluctuations. Under U.S. GAAP, revenues received in local (non-U.S. Dollar) currencies are translated into U.S. Dollars at the average exchange rate for the period presented. When we use the term “constant currency basis”, it means that we have translated local currency revenues for the prior reporting period into U.S. Dollars using the same average foreign currency exchange rates for the conversion of revenues into U.S. Dollars that we used to translate local currency revenues for the comparable reporting period of the current year. We then calculate the change, as a percentage, from the prior period revenues using the current period exchange rates versus the current period revenues. This resulting percentage is a non-GAAP measure referring to a change as a percentage on a “constant currency basis”. We consider the use of a period over period revenue comparison on a constant currency basis to be helpful to investors, as it provides a revenue growth measure free of positive or negative volatility due to currency fluctuations.

	Three months ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
Product	$9,293	$6,613	$2,680	41%
Service	9,861	7,639	2,222	29%

Total revenue	$19,154	$14,252	$4,902	34%

	Three months ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
United States	$9,779	$7,302	$2,477	34%
Europe and ROW	1,954	1,913	41	2%
Asia	7,421	5,037	2,384	47%

Total revenue	$19,154	$14,252	$4,902	34%

Cost of revenue and gross margin

Cost of revenue increased by 32% to $8.6 million for the three months ended June 30, 2016 from $6.5 million in the same period in 2015. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin increased to 55% for the three months ended June 30, 2016 from 54% for the same period in 2015. The gross margin improvement was attributable to a reduction in material costs per test and efficiency from increased volume in our manufacturing operations and service laboratories, partially offset by higher freight and shipping costs in our Memphis laboratory.

	Three months ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Cost of revenue
Product	$3,512	$2,885	$627	22%
Service	5,094	3,617	1,477	41%

Total cost of revenue	$8,606	$6,502	$2,104	32%

Research and development expenses

Research and development expenses increased by 17% to $3.3 million for the three months ended June 30, 2016, from $2.8 million for the same period in 2015. The increase primarily related to the cost of clinical studies, which increased $401,000 in the three months ended June 30, 2016 compared to the same period in 2015, and to employee related expenses, which increased $121,000 in the three months ended June 30, 2016 compared to the same period in 2015. As a percentage of total revenue, research and development expenses decreased to 17% for the three months ended June 30, 2016 from 20% for the same period in 2015.

Sales and marketing expenses

Sales and marketing expenses increased 22% to $9.4 million for the three months ended June 30, 2016 from $7.7 million for the same period in 2015. Salary and wages costs increased $1.5 million in the three months ended June 30, 2016 compared to the same period in 2015. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. In addition, marketing program costs increased $152,000 related to exhibitions. As a percentage of total revenue, sales and marketing expenses decreased to 49% for the three months ended June 30, 2016 from 54% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased by 36% to $5.2 million for the three months ended June 30, 2016 from $3.8 million for the same period in 2015. The increase in general and administrative expenses included increases of $635,000 in salary and wages costs, $608,000 in professional fees and $119,000 for improvements in our information technology infrastructure. As a percentage of total revenue, general and administrative expenses were 27% for each of the three-month periods ended June 30, 2016 and 2015.

Interest expense, net

Interest expense, net was $17,000 for the three months ended June 30, 2016, compared to $19,000 for the same period in 2015. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange losses

We recorded foreign exchange gains of $874,000 for the three months ended June 30, 2016, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended June 30, 2015, we recorded foreign exchange losses of $674,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 51% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

The referendum to leave the European Union, passed by the U.K. on June 23, 2016, may impact our business. See Risk relating to the referendum on the United Kingdom’s exit from the European Union, at Item 1A, “Risk Factors” of this Quarterly Report.

Other income (expense)

Other income (expense) was income of $29,000 for the three months ended June 30, 2016, compared to income of $7,000 for the three months ended June 30, 2015.

Comparison of six months ended June 30, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended June 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$17,431	48%	$13,735	49%	$3,696	27%
Service	18,833	52%	14,318	51%	4,515	32%

Total revenue	36,264	100%	28,053	100%	8,211	29%

Cost of revenue:
Product	6,805	19%	5,955	21%	850	14%
Service	9,966	27%	7,202	26%	2,764	38%

Total cost of revenue	16,771	46%	13,157	47%	3,614	27%

Gross profit	19,493	54%	14,896	53%	4,597	31%

Operating expenses:
Research and development	6,417	18%	5,205	19%	1,212	23%
Sales and marketing	17,871	49%	15,168	54%	2,703	18%
General and administrative	9,734	27%	7,651	27%	2,083	27%

Total operating expenses	34,022	94%	28,024	100%	5,998	21%

Loss from operations	(14,529)	(40)%	(13,128)	(47)%	(1,401)	11%
Interest expense, net	(34)	0%	(34)	0%	—	0%
Foreign exchange gains (losses)	1,237	3%	(509)	(2)%	1,746	(343)%
Other (expense) income	(137)	(0)%	114	0%	(251)	(220)%

Loss before income taxes	(13,463)	(37)%	(13,557)	(48)%	94	(1)%

Income tax expense (benefit)	32	0%	48	0%	(16)	(33)%

Net loss	$(13,495)	(37)%	$(13,605)	(48)%	$110	(1)%

Revenue

Revenue increased by 29% to $36.3 million for the six months ended June 30, 2016 compared to $28.1 million for the same period in 2015. This increase in revenue was due to an increase in volumes across most regions where we sell our T-SPOT.TB test. U.S. revenue grew by 36%, to $18.5 million for the six months ended June 30, 2016 compared to the same period in 2015, driven by growth of $2.9 from the addition of new customers and $1.9 from existing customers. Asia revenue grew by 32% to $14.2 million for the six months ended June 30, 2016 compared to the same period in 2015, due primarily to higher revenue in Japan and China. However, on a non-GAAP constant currency basis, revenue for Asia would have increased by 26%. Europe and ROW revenue for the six months ended June 30, 2016 of $3.6 million decreased 3% compared to the same period in 2015, due primarily to changes in currency exchange rates. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 2% in 2016 compared to 2015.

	Six months ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
Product	$17,431	$13,735	$3,696	27%
Service	18,833	14,318	4,515	32%

Total revenue	$36,264	$28,053	$8,211	29%

	Six months ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
United States	$18,526	$13,671	$4,855	36%
Europe and ROW	3,560	3,659	(99)	(3)%
Asia	14,178	10,723	3,455	32%

Total revenue	$36,264	$28,053	$8,211	29%

Cost of revenue and gross margin

Cost of revenue increased by 27% to $16.8 million for the six months ended June 30, 2016 from $13.2 million in the same period of 2015. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. Gross margin increased to 54% for the six months ended June 30, 2016 from 53% for the same period in 2015. The gross margin improvement was attributable to efficiency gains from increased volume in our manufacturing operations and service laboratories, partially offset by higher freight and shipping costs in our Memphis laboratory.

	Six months ended June 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Cost of revenue
Product	$6,805	$5,955	$850	14%
Service	9,966	7,202	2,764	38%

Total cost of revenue	$16,771	$13,157	$3,614	27%

Research and development expenses

Research and development expenses increased by 23%, to $6.4 million for the six months ended June 30, 2016, from $5.2 million for the same period in 2015. Clinical studies costs increased $808,000 in the six months ended June 30, 2016 compared to the same period in 2015 and primarily related to the cost of clinical studies related to our transplant programs. In addition, employee related expenses increased $196,000, share-based compensation increased $122,000 and rent and maintenance costs increased $96,000. As a percentage of total revenue, research and development expenses decreased to 18% for the six months ended June 30, 2016 from 19% for the same period in 2015.

Sales and marketing expenses

Sales and marketing expenses increased 18% to $18.0 million for the six months ended June 30, 2016 from $15.2 million for the same period in 2015. Salary and wages costs increased $2.4 million in the six months ended June 30, 2016 compared to the same period in 2015. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. In addition, marketing program expenses increased $386,000, primarily related to increased costs associated with market research and exhibitions in 2016 compared to 2015. As a percentage of total revenue, sales and marketing expenses decreased to 49% for the six months ended June 30, 2016 from 54% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased by 27% to $9.7 million for the six months ended June 30, 2016 from $7.7 million for the same period in 2015. The increase in general and administrative expenses included increases of $1.2 million in salary and wages costs, $588,000 in professional fees, $228,000 for improvements in our information technology infrastructure and $101,000 for rent and maintenance costs. As a percentage of total revenue, general and administrative expenses were 27% for each of the six-month periods ended June 30, 2016 and 2015.

Interest expense, net

Interest expense, net was $34,000 for each of the six-month periods ended June 30, 2016 and 2015. Interest expense in both periods primarily related to the fit out of our Marlborough facility.

Foreign exchange losses

We recorded foreign exchange gains of $1.2 million for the six months ended June 30, 2016, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the six months ended June 30, 2015, we recorded foreign exchange losses of $509,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 51% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

The referendum to leave the European Union, passed by the U.K. on June 23, 2016, may impact our business. See Risk Relating to the Referendum on the United Kingdom’s Exit from the European Union, at Item 1A, “Risk Factors” of this Quarterly Report.

Other income (expense)

Other income (expense) was expense of $137,000 for the six months ended June 30, 2016, compared to income of $114,000 for the same period in 2015.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2016 we had a net loss of $13.5 million and used $17.4 million of cash for operating activities. As of June 30, 2016, we had an accumulated deficit of $159.8 million. We incurred a net loss of $13.6 million and used $12.2 million of cash for operating activities for the six months ended June 30, 2015.

On January 29, 2015, we entered into an underwriting agreement with a group of underwriters relating to the public offering, or the Offering, of 4,255,319 ordinary shares, nominal value £0.006705, or the Shares, at an offering price to the public of $11.75 per Share, or the Offering Price. The underwriters agreed to purchase the Shares from us pursuant to an underwriting agreement at a price of $11.045 per share. Under the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 638,297 shares, or the Option Shares, at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the underwriters exercised their option to purchase the Option Shares in full. The total proceeds to us from the sale of the Shares and the Option Shares were approximately $57.5 million and we received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and aggregate offering expenses payable by us. The Offering closed on February 4, 2015.

As of June 30, 2016, we had cash and cash equivalents of $64.0 million.

Credit facilities

We had no available credit facilities as of June 30, 2016.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(in thousands)	2016	2015

Cash and cash equivalents, excluding restricted cash	$63,965	$90,370
Accounts receivable, net	9,742	7,647

Net cash used in operating activities	$(17,428)	$(12,173)
Net cash used in investing activities	(1,613)	(1,426)
Net cash (used in) provided by financing activities	(27)	53,695
Effect of exchange rate changes on cash and cash equivalents	(682)	109
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	$(19,750)	$40,205

Cash flows for the six months ended June 30, 2016 and 2015

Operating activities

Net cash used in operating activities was $17.4 million during the six months ended June 30, 2016, which included a net loss of $13.5 million, non-cash expenses of $3.8 million, and cash used for changes in operating assets and liabilities of $7.7 million. The non-cash items consisted of share-based compensation expense of $2.5 million, depreciation and amortization of $1.2 million and change in fair value of contingent purchase price consideration of $112,000. The cash used for changes in operating assets and liabilities included an increase in accounts receivable, net of $3.1 million, an increase in inventory, net of $2.1 million, a decrease in accounts payable and accrued liabilities of $1.9 million, and a decrease in deferred income of $1.5 million, partially offset by a decrease in prepaid expenses and other assets of $877,000. Accounts receivable, net increased as a reflection of growing sales and inventory, net increased due to timing. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2016 for royalties on intellectual property and bonuses that were accrued for at December 31, 2015, as well as the timing of payments. The decrease in deferred income related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recognized upon shipment. The decrease in prepaid expenses and other assets reflects the timing of certain payments.

Net cash used in operating activities was $12.2 million during the six months ended June 30, 2015, which included a net loss of $13.6 million, non-cash items of $2.6 million, and cash used for changes in operating assets and liabilities of $1.2 million. The non-cash items consisted of share-based compensation expense of $1.6 million, depreciation and amortization expense of $936,000 and change in fair value of contingent purchase price consideration of $96,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $1.2 million, an increase in prepaid expenses and other assets of $878,000, and an increase in accounts receivable, net of $800,000, partially offset by a decrease in inventory, net of $964,000 and an increase in deferred income of $692,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2015 for royalties on intellectual property and bonuses that were accrued for at December 31, 2014, as well as the timing of payments. The increase in prepaid expenses and other assets reflects the timing of certain payments. The increase in accounts receivable, net reflects growing sales. Inventory, net decreased due to timing.

Investing activities

Net cash used in investing activities was $1.6 million and $1.4 million for the six-month periods ended June 30, 2016 and 2015, respectively. The cash used in 2016 consisted of purchases of property and equipment. The cash used in 2015 consisted mainly of $1.6 million used for purchases of property and equipment, partially offset by a $200,000 decrease in restricted cash.

Financing activities

Net cash used in financing activities was $27,000 during the six months ended June 30, 2016.

Net cash provided by financing activities was $53.7 million during the six months ended June 30, 2015 due mainly to net proceeds of approximately $53.8 million received in the Offering that closed on February 4, 2015.

Employees

As of June 30, 2016, we had 313 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09 or Topic 606, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating ASU 2014-09 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

In May 2016, the FASB issued ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, or ASU 2016-11. ASU 2016-11 rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities — Oil and Gas, effective upon adoption of Topic 606, Revenue from Contracts with Customers. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products) and (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. We are currently evaluating ASU 2016-11 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, or ASU 2016-12. ASU 2016-12 amends guidance in Topic 606 on collectibility, presentation of sales taxes, noncash consideration and transition and are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. The effective date for this update is the same as the effective date for ASU 2014-09. We are currently evaluating ASU 2016-12 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for us for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating ASU 2016-13 and have not yet determined how it may impact our financial position or results of operations and related disclosures.

Under the U.S. Jumpstart our Business Startups Act, or the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not changed materially from its exposure at year-end 2015 as described in Item 7A of our 2015 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited. The defendants timely responded to the complaint in early October 2015 and challenged the validity of the patents upon which the complaint is based. The defendants argued that our patents are invalid under U.S. law because they claim naturally occurring products or processes. We vigorously opposed the defendants’ motion and the matter remains pending. We can provide no assurances as to the likely outcome of the litigation.

Item 1A. Risk Factors

See Part I, Item 1A., “Risk Factors” of our 2015 Annual Report for a detailed discussion of the risk factors affecting the Company. The disclosures below are updates to the risk factor disclosures included in the 2015 Annual Report, which are in addition to, and not in lieu of, those disclosures contained in the 2015 Annual Report.

Risk relating to the referendum on the United Kingdom’s exit from the European Union

On June 23, 2016, the United Kingdom, or U.K., held a referendum, commonly referred to as “Brexit”, in which voters approved an exit from the European Union, or E.U. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on trade between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. The announcement of Brexit also caused significant volatility in global stock markets. The fluctuation of currency exchange rates may expose us to gains and losses on non U.S. currency transactions and impact the purchasing power of our non U.S. currency customers, causing them to decrease or cancel orders or default on payment.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: August 2, 2016	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2016	/s/	Richard M. Altieri
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at June 30, 2016 and December 31, 2015; (ii) Condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015; (iii) Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015; (iv) Condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015; and (v) Notes to unaudited condensed consolidated financial statements