Form 10-Q
period 2016-09-30
Oxford Immunotec Global PLC
filed 2016-11-01
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes☐ No☒

As of October 26, 2016, there were 22,602,044 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC Form 10-Q Quarterly Period Ended September 30, 2016 TABLE OF CONTENTS

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,324	$83,715
Accounts receivable, net	15,139	7,058
Inventory, net	7,313	7,099
Prepaid expenses and other assets	2,212	3,592

Total current assets	61,988	101,464
Restricted cash, non-current	200	80
Property and equipment, net	7,185	6,284
In-process research and development	11,031	1,782
Goodwill	2,691	45
Other intangible assets, net	9,648	179
Other assets	144	18

Total assets	$92,887	$109,852

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,254	$3,799
Accrued liabilities	11,314	9,949
Deferred income	53	1,654
Current portion of loans payable	82	79

Total current liabilities	13,703	15,481
Long-term portion of loans payable	323	386
Contingent purchase price consideration	1,502	1,293

Total liabilities	15,528	17,160

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at September 30, 2016 and December 31, 2015, and 22,581,222 and 22,549,488 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	243	243
Additional paid-in capital	247,875	244,033
Accumulated deficit	(163,798)	(146,307)
Accumulated other comprehensive loss	(6,961)	(5,277)

Total shareholders’ equity	77,359	92,692

Total liabilities and shareholders’ equity	$92,887	$109,852

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Revenue:
Product	$9,713	$8,310	$27,144	$22,045
Service	16,396	9,634	35,229	23,952
Total revenue	26,109	17,944	62,373	45,997
Cost of revenue:
Product	3,616	3,757	10,421	9,712
Service	7,887	4,312	17,853	11,514
Total cost of revenue	11,503	8,069	28,274	21,226
Gross profit	14,606	9,875	34,099	24,771
Operating expenses:
Research and development	3,592	3,187	10,009	8,392
Sales and marketing	8,794	7,381	26,665	22,549
General and administrative	6,466	4,137	16,200	11,788
Total operating expenses	18,852	14,705	52,874	42,729
Loss from operations	(4,246)	(4,830)	(18,775)	(17,958)
Other (expense) income:
Interest expense, net	(54)	(19)	(88)	(53)
Foreign exchange gains (losses)	470	476	1,707	(33)
Other (expense) income	(106)	(64)	(243)	50
Loss before income taxes	(3,936)	(4,437)	(17,399)	(17,994)
Income tax expense	60	46	92	94
Net loss	$(3,996)	$(4,483)	$(17,491)	$(18,088)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.18)	$(0.20)	$(0.78)	$(0.84)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	22,365,349	22,259,840	22,333,911	21,619,375

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(3,996)	$(4,483)	$(17,491)	$(18,088)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(411)	(394)	(1,684)	(375)

Other comprehensive income (loss), net of taxes	(411)	(394)	(1,684)	(375)

Total comprehensive loss	$(4,407)	$(4,877)	$(19,175)	$(18,463)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(17,491)	$(18,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,067	1,533
Intangible asset impairment charge	—	385
Share-based compensation expense	3,827	2,582
Change in fair value of contingent purchase price consideration	172	148
Changes in operating assets and liabilities:
Accounts receivable, net	(8,659)	(721)
Inventory, net	(782)	(162)
Prepaid expenses and other assets	1,177	12
Accounts payable	(1,235)	770
Accrued liabilities	1,882	922
Deferred income	(1,505)	(258)
Net cash used in operating activities	(20,547)	(12,877)
Cash flows from investing activities
Purchases of property and equipment	(2,351)	(2,466)
Purchases of intangible assets	—	(45)
Cash paid for acquisition	(22,200)	—
(Increase) decrease in restricted cash	(120)	200
Net cash used in investing activities	(24,671)	(2,311)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	53,762
Proceeds from exercise of share options	15	14
Payments on loan	(59)	(107)
Net cash (used in) provided by financing activities	(44)	53,669
Effect of exchange rate changes on cash and cash equivalents	(1,129)	(163)
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	(46,391)	38,318
Cash and cash equivalents at beginning of period	83,715	50,165
Cash and cash equivalents at end of period	$37,324	$88,483

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

1. Business and basis of presentation

Description of business

Oxford Immunotec Global PLC, or the Company, is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for the management of underserved immune-regulated conditions. The Company’s first product is the TSPOT®.TB test, which is used to test for tuberculosis infection. The T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where it has received pre-market approval from the Food and Drug Administration; Europe, where it has obtained a CE mark; and Japan and China. The Company’s second product line is a range of assays for tick-borne diseases, such as Lyme disease, obtained through the acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics. The T-SPOT.CMV test and the T-SPOT.PRT test are part of the Company’s third product line focused on the transplantation market. In addition to these three product lines, the Company has additional active development programs in other immune-regulated conditions.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at September 30, 2016, the results of operations for the three and nine-month periods ended September 30, 2016 and 2015, and the cash flows for the nine-month periods ended September 30, 2016 and 2015. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements included in the Company’s 2015 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three and nine-month periods ended September 30, 2016.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, or Topic 606, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating ASU 2014-09 and has not yet determined how it may impact the Company’s financial position or results of operations and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect ASU 2016-09 to have a material impact on the presentation of its results of operations, financial position or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current Generally Accepted Accounting Principles, or GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company does not expect ASU 2016-13 to have a material impact on the presentation of its results of operations, financial position or disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2016-15 and has not yet determined how it may impact its statement of cash flows.

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

		Fair value measurements at September 30, 2016 using
(in thousands)	September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,502	$—	$—	$1,502
Total	$1,502	$—	$—	$1,502

		Fair value measurements at December 31, 2015 using
(in thousands)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,293	$—	$—	$1,293
Total	$1,293	$—	$—	$1,293

On July 31, 2014, the Company acquired substantially all of the assets of Boulder Diagnostics, Inc., or Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The terms of the purchase agreement included contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million at any time on or prior to July 31, 2024. The milestone payments are for the completion of studies related to acquired technologies, development of diagnostic test kits, patient enrollment in an Institutional Review Board approved study, issuance of patents, and approvals or clearances by the U.S. Food and Drug Administration, or FDA. The fair value of future potential milestone payments was determined based upon a probability weighted analysis of expected future milestone payments to be made to the seller, which are considered as Level 3 inputs.

The following tables provide summaries of changes in the fair value of the Company's Level 3 financial liabilities for the three and nine-month periods ended September 30, 2016:

(in thousands)	Three months ended September 30, 2016	Nine months ended September 30, 2016
Balance – beginning	$1,428	$1,293
Change in fair value of contingent purchase price consideration	60	172
Foreign currency adjustment	14	37
Balance – ending	$1,502	$1,502

The change in fair value of the contingent purchase price consideration is included in research and development expense.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	September 30, 2016	December 31, 2015
Accounts receivable	$15,916	$7,372
Less allowance for uncollectible accounts receivable	(777)	(314)
Accounts receivable, net	$15,139	$7,058

4. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	September 30, 2016	December 31, 2015
Raw materials	$4,110	$3,925
Finished goods	3,203	3,174
Inventory, net	$7,313	$7,099

Inventory, net includes $805,000 in inventory related to the Company’s magnetic bead process, which is being reimplemented in our Memphis lab.

5. Goodwill and acquired intangible assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2016 (in thousands):

Balance at December 31, 2015	$45
Foreign currency adjustment	1
Imugen acquisition (Note 10)	2,645
Balance at September 30, 2016	$2,691

Acquired intangible assets consisted of the following as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Boulder in-process research and development		Indefinite		$1,831	$—	$1,831
Imugen in-process research and development		Indefinite		9,200	—	9,200
Imugen technology - clinical		15		5,100	85	5,015
Imugen customer relationships		10		2,700	68	2,632
Imugen trademarks / trade names		16		1,900	30	1,870
Other	5	-	10	665	534	131
Total				$21,396	$717	$20,679

	As of December 31, 2015
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Boulder in-process research and development		Indefinite		$1,782	$—	$1,782
Imugen in-process research and development		Indefinite		—	—	—
Imugen technology - clinical		15		—	—	—
Imugen customer relationships		10		—	—	—
Imugen trademarks / trade names		16		—	—	—
Other	5	-	10	758	579	179
Total				$2,540	$579	$1,961

The weighted average amortization period of our finite-lived intangible assets is 13.5 years. Amortization expense related to acquired intangible assets is estimated at $0.2 million for the remainder of 2016 and $0.7 million per year for 2017 through 2021.

The acquired in-process research and development, or IPR&D, assets include $1.8 million related to assays for Lyme disease and gout that were acquired in conjunction with the Boulder acquisition and $9.2 million for in-process research and development acquired in conjunction with the Imugen acquisition.

IPR&D acquired in a business combination is capitalized at fair value and is subject to impairment testing at least annually until the underlying project is completed. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

6. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2016	December 31, 2015
Employee related expenses	$5,311	$4,478
Royalties	2,879	3,498
Clinical trials	1,221	442
Professional services	481	333
Sales and use taxes payable	279	193
Rent	85	56
Market research	83	26
Inventory	78	85
Other accrued liabilities	897	838
Total accrued liabilities	$11,314	$9,949

7. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$28	$147	$15	$386
Research and development	162	56	394	166
Sales and marketing	490	302	1,385	725
General and administrative	688	489	2,033	1,305
Total share-based compensation	$1,368	$994	$3,827	$2,582

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, restricted share units, or RSUs, and other share-based awards to employees, officers, directors and consultants of the Company.

During the three month period ended September 30, 2016, the Company did not award any share options. During the nine month period ended September 30, 2016, the Company granted to certain employees 722,964 share options with exercise prices ranging from $8.65 to $11.86 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the nine month period ended September 30, 2016 was $4.47 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years.

During the three month period ended September 30, 2016, the Company did not award any RSUs. During the nine month period ended September 30, 2016, the Company awarded to certain employees 108,361 RSUs with a weighted average grant date fair value of $10.21 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the vesting start date; 30% on the third anniversary of the vesting start date; and 30% on the fourth anniversary of the vesting start date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month period ended September 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $844,000 and $524,000, respectively. For the three month period ended September 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $636,000 and $358,000, respectively.

For the nine month period ended September 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $2.4 million and $1.4 million, respectively. For the nine month period ended September 30, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.7 million and $841,000, respectively.

As of September 30, 2016, there was $5.8 million and $3.9 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.5 years for share options and 2.1 years for restricted shares/RSUs.

8. Share capital

On January 29, 2015, the Company entered into an underwriting agreement relating to the public offering, or the Offering, of 4,255,319 ordinary shares, nominal value £0.006705, or the Shares, at an offering price to the public of $11.75 per Share, or the Offering Price. The underwriters agreed to purchase the Shares from the Company pursuant to an underwriting agreement at a price of $11.045 per share. Under the terms of the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 638,297 shares, or the Option Shares, at the Offering Price, less underwriting discounts and commissions. On January 30, 2015, the underwriters exercised their option to purchase the Option Shares in full. The total proceeds to the Company from the sale of the Shares and the Option Shares were approximately $57.5 million and the Company received net proceeds of approximately $53.8 million after deducting underwriting discounts and commissions and aggregate offering expenses payable by the Company. The Offering closed on February 4, 2015.

During the first nine months of 2016, 31,734 ordinary shares were issued upon the exercise of options. As of September 30, 2016, there were 36,183,293 ordinary shares authorized and 22,581,222 ordinary shares issued and outstanding.

9. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Options to purchase ordinary shares	1,062,920	1,119,303	1,062,784	1,119,397
Unvested restricted shares	138,040	253,740	138,040	253,740
Unvested restricted share units	212,901	108,563	212,901	108,563

10. Acquisition

On July 1, 2016, the Company acquired substantially all of the assets of Imugen, a privately owned Massachusetts corporation focused on the development and performance of testing for tick-borne diseases. The assets acquired primarily relate to Imugen’s proprietary testing technology and its Clinical Laboratory Improvements Amendment, or CLIA, approved and College of American Pathologists, or CAP, approved laboratory in Norwood, Massachusetts.

The consideration for the acquisition of Imugen consisted of $22.2 million in cash. A portion of the purchase price has been placed in escrow to serve as security for potential indemnification claims. The Company filed the required financial statements (including pro forma financial statements) relating to the acquisition on a Form 8-K/A on September 9, 2016.

The acquisition of Imugen was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the third quarter of 2016. While the Company is close to finalization of the purchase price accounting, it has recorded provisional amounts for the assets acquired (no liabilities were assumed), based upon their estimated fair values at the date of the business acquisition. These provisional amounts may be adjusted as necessary during the measurement period (up to one year from the acquisition date) while the accounting is finalized and the Company has revised property and equipment to $655,000 from $876,000. The Company paid approximately $475,000 in transaction costs associated with this transaction, which is included in general and administrative expense in the statement of operations.

The table below summarizes the purchase price of the Imugen acquisition and the fair value of identified assets acquired at the acquisition date (in thousands):

Assets acquired:
Property and equipment	$655
In-process research and development	9,200
Technology - clinical	5,100
Customer relationships	2,700
Trademarks / trade names	1,900
Total assets acquired	19,555
Add: Goodwill	2,645
Total consideration transferred	$22,200

On the date of the acquisition, the fair value of acquired intangible assets was determined to be $18.9 million using primarily the excess earnings method with significant inputs that are not observable, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and a discount rate of approximately 22%. We consider these intangible assets to be Level 3 fair value assets due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Goodwill of approximately $2.6 million represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and identifiable intangible assets and represents the expected synergistic benefits of the transaction, which relate to an increase in future revenues for the Company as a result of leveraging Imugen’s systems and expertise of its employees. The goodwill is also related to the knowledge and experience of the workforce in place. Goodwill and in-process research and development are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. There was no evidence of any impairments at September 30, 2016 and there were no impairment charges during the quarter ended September 30, 2016. Goodwill is deductible for tax purposes over 15 years.

Actual results of operations acquired from Imugen are included in the unaudited condensed consolidated interim financial statements from the date of the acquisition, including revenues in the amount of $4.1 million for the quarter ended September 30, 2016 and income from operations of $1.1 million for the quarter ended September 30, 2016.

The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s acquisition of Imugen, using the acquisition method as if it occurred on January 1, 2015. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisition occurred as of the beginning of each such year:

	Pro Forma
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Total revenues	$26,109	$22,656	$67,679	$54,555
Net loss	$(3,996)	$(2,661)	$(17,491)	$(18,580)
Net loss per share—basic and diluted	$(0.18)	$(0.12)	$(0.78)	$(0.86)
Weighted average shares outstanding—basic and diluted	22,365,349	22,259,840	22,333,911	21,619,375

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the acquisition in the above pro forma results.

Pro forma results include the historical results of the Company and Imugen, and adjustments primarily relating to the amortization of identifiable intangible assets acquired over estimated useful economic lives with a weighted-average amortization period of approximately 14 years, and the elimination of tax expense incurred by Imugen prior to the acquisition.

In 2016, the Company incurred $475,000 of acquisition-related costs. These costs are included in general and administrative expense in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2016 and are reflected in the pro forma net loss for the nine months ended September 30, 2016 in the above table.

11. Subsequent events

On October 4, 2016, the Company entered into an agreement with MidCap Financial, or the MidCap agreement, that provides the Company with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides the Company with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides the Company with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

On October 12, 2016, the Company acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. Total consideration was comprised of $6 million in cash and up to an additional $6 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the next three years.

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

Overview

Oxford Immunotec Global PLC is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for the management of underserved immune-regulated conditions. Our proprietary T-SPOT® technology platform allows us to measure the responses of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our current development activities are principally focused on four areas: chronic infections, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive for the development of diagnostic tests because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. We believe the sensitivity of our T-SPOT technology platform, which can measure T cell and innate immune cell responses at a single cell level, well positions us to bring new insights into the diagnosis, prognosis and monitoring of immune-regulated conditions.

The initial product we have developed using our T-SPOT technology platform is our T-SPOT.TB test, which is used to test for tuberculosis, or TB, infection. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA; Europe, where we have obtained a CE mark; and Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

In 2015, we announced the availability of two additional tests using the T-SPOT technology platform. The T-SPOT.CMV test, which is used to test cell mediated immunity to cytomegalovirus, or CMV, and the T-SPOT.PRT test, which is a panel of reactive T cells, became available in the United States as laboratory developed tests from our Clinical Laboratory Improvements Amendment, or CLIA, certified and College of American Pathologists, or CAP, accredited service laboratory in the first and fourth quarters of 2015, respectively. The T-SPOT.CMV and T-SPOT.PRT tests were CE marked in the European Union during the second and fourth quarters of 2015, respectively. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. While we are enthusiastic about the potential utility that the T-SPOT.CMV and T-SPOT.PRT tests may provide in transplant medicine, we are taking a measured approach to market introduction as we await the results of two pivotal clinical studies, which completed enrollment during the third quarter of 2016. The minimal revenue earned on the T-SPOT.CMV and T-SPOT.PRT tests through September 30, 2016 reflects our measured approach to market introduction.

On July 1, 2016, we acquired substantially all of the assets of Imugen, Inc., or Imugen, a privately owned Massachusetts corporation specializing in the development and performance of testing for tick-borne diseases, including Lyme disease. Using proprietary technology, our tests for tick-borne diseases inform the diagnosis, prognosis and monitoring of tick-borne diseases, which if left untreated can become chronic infections.

On October 12, 2016, we acquired Immunetics, Inc., or Immunetics,  a privately owned Massachusetts corporation focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. Total consideration consisted of $6 million in cash and up to an additional $6 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the next three years.

Given the overlap in call points with our current TB business, we expect to leverage our existing sales and marketing infrastructure to increase tick-borne disease testing revenue growth over time.

We also expect to offer our existing T-SPOT.TB test from our Norwood Massachusetts laboratory acquired in conjunction with the Imugen acquisition, thereby increasing testing capacity, allowing for optimized logistics and providing risk mitigation through service redundancy.

We also have several active development programs pertaining to new potential tests. The programs seek to exploit our T cell and innate immune measuring technology and span each of our four focus areas. Our development pipeline includes an assay to assess the overall competence of the T cell side of the immune system, products targeting autoimmune and inflammatory diseases, such as gout and Lyme disease, and an assay informing the efficacy of biologic therapies. We also continue to explore applications of our T-SPOT technology platform in the immune-oncology space. These products are in earlier stages of development. Product development activities are inherently uncertain, and there can be no assurance that we will be able to successfully develop or obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials. Since Imugen and Immunetics also come with product pipelines, we will work to prioritize and consolidate the Company’s overall research and development programs.

On October 4, 2016, we entered into a credit agreement with MidCap Financial Funding. The credit agreement consists of a 60 month, $30 million term loan and a $10 million revolving line of credit, both of which mature on September 30, 2021. The availability of funds under the revolving line of credit is based upon the Company’s eligible accounts receivable and eligible inventory. In accordance with the terms of the revolving line of credit, the Company is required to maintain a minimum drawn balance of no less than 30% of availability. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

We have incurred significant losses from inception and as of September 30, 2016 had an accumulated deficit of $163.8 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended September 30, 2016 was $26.1 million and for the three months ended September 30, 2015 was $17.9 million. Our revenue for the nine months ended September 30, 2016 was $62.4 million and for the nine months ended September 30, 2015 was $46.0 million. Our net loss for the three months ended September 30, 2016 was $4.0 million and for the three months ended September 30, 2015 was $4.5 million. Our net loss for the nine months ended September 30, 2016 was $17.5 million and for the nine months ended September 30, 2015 was $18.1 million.

Financial operations overview

The United Kingdom, or U.K., voted to leave the European Union through the Referendum of the United Kingdom’s Membership of the European Union, which passed on June 23, 2016, commonly referred to as the “Brexit”. While the full effects of the Brexit will not be known for some time, the Brexit could cause disruptions to and create uncertainty surrounding our business. The most immediate effect of the Brexit was seen through significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar against the U.K. Pound Sterling. For example, the exchange rate as of September 30, 2016, was $1.29713/£1. This compares with the rate as of June 23, 2016 of $1.48192/£1, for a decrease in the U.K. Pound Sterling of 12.5%.

The weaker U.K. Pound Sterling means that revenues earned in U.K. Pounds Sterling translate to lower reported U.S. Dollar revenues. The weaker U.K. Pound Sterling also means that expenses incurred in U.K. Pounds Sterling translate to lower reported U.S. Dollar expenses.

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology. In addition, with the July 1, 2016 acquisition of Imugen, we generate revenue from the performance of tests for tick-borne diseases, including Lyme disease.

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

Our U.S. business derived 97% and 96% of its revenue from our service offering, as opposed to kit sales, for the three months ended September 30, 2016 and 2015, respectively. Our U.S. business derived 96% of its revenue from our service offering for each of the nine-month periods ended September 30, 2016 and 2015. These results reflect our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, results for 2016 include revenue from operations acquired from Imugen, which is 100% U.S. service revenue.

Outside the United States, we derived 93% and 92% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended September 30, 2016 and 2015, respectively. These sales also represented 93% and 92% of our revenue for the nine-month periods ended September 30, 2016 and 2015, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue
Product	$9,713	$8,310	$27,144	$22,045
Service	16,396	9,634	35,229	23,952
Total revenue	$26,109	$17,944	$62,373	$45,997

Revenue by geography

We have a direct sales force in the United States, certain European countries and Japan and market development personnel in China and Korea. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access these international markets.

The following table reflects product revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers. Revenue from operations acquired from Imugen is included in the United States revenue for the three months ended September 30, 2016.

	Three months ended September 30,
(in thousands, except percentages)	2016		2015
Revenue
United States	$16,170	62%	$9,300	52%
Europe and ROW	1,756	7%	1,653	9%
Asia	8,183	31%	6,991	39%

Total revenue	$26,109	100%	$17,944	100%

	Nine months ended September 30,
(in thousands, except percentages)	2016		2015
Revenue
United States	$34,696	56%	$22,971	50%
Europe and ROW	5,316	8%	5,312	12%
Asia	22,361	36%	17,714	38%

Total revenue	$62,373	100%	$45,997	100%

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

During the three months ended September 30, 2016 and 2015, our cost of revenue represented 44% and 45%, respectively, of our total revenue. For the nine months ended September 30, 2016 and 2015, our cost of revenue represented 45% and 46%, respectively, of our total revenue.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue
Product	$3,616	$3,757	$10,421	$9,712
Service	7,887	4,312	17,853	11,514
Total cost of revenue	$11,503	$8,069	$28,274	$21,226

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 56% and 55%, respectively, for the three months ended September 30, 2016 and 2015. Gross margins were 55% and 54%, respectively, for the nine months ended September 30, 2016 and 2015. All cost of revenue from operations acquired from Imugen is reflected in service cost of revenue.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that may help transplant physicians better manage patients at risk of rejection and infection. We have expanded our research and development efforts since our initial public offering, or IPO, in November 2013 and, with the Boulder Diagnostics, Inc., or Boulder, acquisition in July 2014, we expanded our research and development efforts to include the development of immunology-based assays for autoimmune and inflammatory conditions. In addition, on July 1, 2016, we completed our acquisition of substantially all of the assets of Imugen, a privately owned Massachusetts corporation focused on the development and performance of tests for tick-borne diseases.

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

During the three months ended September 30, 2016 and 2015, our research and development expenses represented 14% and 18%, respectively, of our total revenue. For the nine months ended September 30, 2016 and 2015, research and development expenses represented 16% and 18%, respectively, of our total revenue.

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

During the three-month periods ended September 30, 2016 and 2015, our sales and marketing expenses represented 34% and 41%, respectively, of our total revenue. For the nine months ended September 30, 2016 and 2015, our sales and marketing expenses represented 43% and 49%, respectively, of our total revenue.

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

During the three months ended September 30, 2016 and 2015, our general and administrative expenses represented 25% and 23%, respectively, of our total revenue. For each of the nine month periods ended September 30, 2016 and 2015, our general and administrative expenses represented 26% of our total revenue.

General and administrative expenses for the three months ended September 30, 2016, included $478,000 in legal and accounting fees related to our October 12, 2016 acquisition of Immunetics.

Other (expense) income

Other (expense) income includes interest expense, net, foreign exchange gains/(losses) and other income and expense items.

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

The Brexit may impact our business. See Risk relating to the referendum on the United Kingdom’s exit from the European Union, at Item 1A, “Risk Factors” of this Quarterly Report.

Results of operations

Comparison of three months ended September 30, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended September 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$9,713	37%	$8,310	46%	$1,403	17%
Service	16,396	63%	9,634	54%	6,762	70%

Total revenue	26,109	100%	17,944	100%	8,165	46%

Cost of revenue:
Product	3,616	14%	3,757	21%	(141)	(4)%
Service	7,887	30%	4,312	24%	3,575	83%

Total cost of revenue	11,503	44%	8,069	45%	3,434	43%

Gross profit	14,606	56%	9,875	55%	4,731	48%

Operating expenses:
Research and development	3,592	14%	3,187	18%	405	13%
Sales and marketing	8,794	34%	7,381	41%	1,413	19%
General and administrative	6,466	25%	4,137	23%	2,329	56%

Total operating expenses	18,852	72%	14,705	82%	4,147	28%

Loss from operations	(4,246)	(16)%	(4,830)	(27)%	584	(12)%
Interest expense, net	(54)	(0)%	(19)	(0)%	(35)	184%
Foreign exchange gains	470	2%	476	3%	(6)	(1)%
Other (expense) income	(106)	(0)%	(64)	(0)%	(42)	66%

Loss before income taxes	(3,936)	(15)%	(4,437)	(25)%	501	(11)%

Income tax expense	60	0%	46	0%	14	30%

Net loss	$(3,996)	(15)%	$(4,483)	(25)%	$487	(11)%

Revenue

Revenue increased by 46% to $26.1 million for the three months ended September 30, 2016 compared to $17.9 million for the same period in 2015. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test.

U.S. revenue grew by 74%, to $16.2 million for the three months ended September 30, 2016, driven by T-SPOT.TB test growth of $2.6 million from the addition of new customers and $0.2 million from existing customers. In addition, U.S. revenue for the three months ended September 30, 2016 included $4.1 million of revenue from operations acquired from Imugen.

Asia revenue grew by 17% to $8.2 million for the three months ended September 30, 2016 compared to the same period in 2015, due primarily to an increase in volumes that led to higher revenue in Japan and China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 7%. Europe and ROW revenue increased 6% to $1.8 million for the three months ended September 30, 2016 compared to the same period in 2015. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 15% in 2016 compared to 2015.

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

	Three months ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue
Product	$9,713	$8,310	$1,403	17%
Service	16,396	9,634	6,762	70%

Total revenue	$26,109	$17,944	$8,165	46%

	Three months ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue
United States	$16,170	$9,300	$6,870	74%
Europe and ROW	1,756	1,653	103	6%
Asia	8,183	6,991	1,192	17%

Total revenue	$26,109	$17,944	$8,165	46%

Cost of revenue and gross margin

Cost of revenue increased by 43% to $11.5 million for the three months ended September 30, 2016 from $8.1 million in the same period in 2015. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. In addition, U.S. cost of revenue for the three months ended September 30, 2016 included $1.6 million of cost of revenue from testing for tick-borne diseases. Gross margin increased to 56% for the three months ended September 30, 2016 from 55% for the same period in 2015. The gross margin improvement was attributable to the Imugen acquisition and a reduction in material costs per test and efficiency gains from increased volume in our manufacturing operations and service laboratories, partially offset by higher freight and shipping costs in our Memphis laboratory.

	Three months ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Cost of revenue
Product	$3,616	$3,757	$(141)	(4)%
Service	7,887	4,312	3,575	83%

Total cost of revenue	$11,503	$8,069	$3,434	43%

Research and development expenses

Research and development expenses increased by 13%, to $3.6 million for the three months ended September 30, 2016, from $3.2 million for the same period in 2015. The increase primarily related to the cost of clinical studies, which increased $263,000 in the three months ended September 30, 2016 compared to the same period in 2015, and to salary and other employee related expenses, which increased $162,000 in the three months ended September 30, 2016 compared to the same period in 2015. As a percentage of total revenue, research and development expenses decreased to 14% for the three months ended September 30, 2016 from 18% for the same period in 2015.

Sales and marketing expenses

Sales and marketing expenses increased 19% to $8.8 million for the three months ended September 30, 2016 from $7.4 million for the same period in 2015. The increase primarily related to salary and other employee related expenses, which increased $1.2 million in the three months ended September 30, 2016 compared to the same period in 2015. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. As a percentage of total revenue, sales and marketing expenses were 34% for the three months ended September 30, 2016 compared to 41% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased by 56% to $6.5 million for the three months ended September 30, 2016 from $4.1 million for the same period in 2015. The increase in general and administrative expenses included increases of $971,000 in professional fees, $950,000 in salary and other employee related expenses and $134,000 for improvements in our information technology infrastructure. As a percentage of total revenue, general and administrative expenses increased to 25% for the three months ended September 30, 2016 from 23% for the same period in 2015.

Interest expense, net

Interest expense, net was $54,000 for the three months ended September 30, 2016, compared to $19,000 for the same period in 2015.

Foreign exchange losses

We recorded foreign exchange gains of $471,000 for the three months ended September 30, 2016, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended September 30, 2015, we recorded foreign exchange gains of $476,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 62% of our sales for the three months ended September 30, 2016 were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

The Brexit may impact our business. See Risk relating to the referendum on the United Kingdom’s exit from the European Union, at Item 1A, “Risk Factors” of this Quarterly Report.

Other (expense) income

Other (expense) income was expense of $106,000 for the three months ended September 30, 2016, compared to expense of $64,000 for the three months ended September 30, 2015.

Comparison of nine months ended September 30, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended September 30,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$27,144	44%	$22,045	48%	$5,099	23%
Service	35,229	56%	23,952	52%	11,277	47%

Total revenue	62,373	100%	45,997	100%	16,376	36%

Cost of revenue:
Product	10,421	17%	9,712	21%	709	7%
Service	17,853	29%	11,514	25%	6,339	55%

Total cost of revenue	28,274	45%	21,226	46%	7,048	33%

Gross profit	34,099	55%	24,771	54%	9,328	38%

Operating expenses:
Research and development	10,009	16%	8,392	18%	1,617	19%
Sales and marketing	26,665	43%	22,549	49%	4,116	18%
General and administrative	16,200	26%	11,788	26%	4,412	37%

Total operating expenses	52,874	85%	42,729	93%	10,145	24%

Loss from operations	(18,775)	(30)%	(17,958)	(39)%	(817)	5%
Interest expense, net	(88)	(0)%	(53)	(0)%	(35)	66%
Foreign exchange gains (losses)	1,707	3%	(33)	(0)%	1,740	(5,273)%
Other (expense) income	(243)	(0)%	50	0%	(293)	(586)%

Loss before income taxes	(17,399)	(28)%	(17,994)	(39)%	595	(3)%

Income tax expense	92	0%	94	0%	(2)	(2)%

Net loss	$(17,491)	(28)%	$(18,088)	(39)%	$597	(3)%

Revenue

Revenue increased by 36% to $62.4 million for the nine months ended September 30, 2016 compared to $46.0 million for the same period in 2015. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test. U.S. revenue grew by 51%, to $34.7 million for the nine months ended September 30, 2016 compared to the same period in 2015, driven by growth of $4.9 million from the addition of new customers and $2.7 million from existing customers. In addition, U.S. revenue for the nine months ended September 30, 2016 included $4.1 million of revenue from operations acquired from Imugen.

Asia revenue grew by 26% to $22.4 million for the nine months ended September 30, 2016 compared to the same period in 2015, due primarily to an increase in volumes that led to higher revenue in Japan and China. However, on a non-GAAP constant currency basis, revenue for Asia would have increased by 19%. Europe and ROW revenue for the nine months ended September 30, 2016 of $5.3 million was essentially flat compared to the same period in 2015. However, on a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 6% in 2016 compared to 2015.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue
Product	$27,144	$22,045	$5,099	23%
Service	35,229	23,952	11,277	47%

Total revenue	$62,373	$45,997	$16,376	36%

	Nine months ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Revenue
United States	$34,696	$22,971	$11,725	51%
Europe and ROW	5,316	5,312	4	0%
Asia	22,361	17,714	4,647	26%

Total revenue	$62,373	$45,997	$16,376	36%

Cost of revenue and gross margin

Cost of revenue increased by 33% to $28.3 million for the nine months ended September 30, 2016 from $21.2 million in the same period of 2015. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. In addition, U.S. cost of revenue for the nine months ended September 30, 2016 included $1.6 million of cost of revenue from operations acquired from Imugen. Gross margin increased to 55% for the nine months ended September 30, 2016 from 54% for the same period in 2015. The gross margin improvement was attributable to the Imugen acquisition and a reduction in material costs per test and efficiency gains from increased volume in our manufacturing operations and service laboratories, partially offset by higher freight and shipping costs in our Memphis laboratory.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2016	2015	Amount	%
Cost of revenue
Product	$10,421	$9,712	$709	7%
Service	17,853	11,514	6,339	55%

Total cost of revenue	$28,274	$21,226	$7,048	33%

Research and development expenses

Research and development expenses increased by 19%, to $10.0 million for the nine months ended September 30, 2016, from $8.4 million for the same period in 2015. Clinical studies costs increased $1.1 million in the nine months ended September 30, 2016 compared to the same period in 2015 and primarily related to the cost of clinical studies related to our transplant programs. In addition, salary and other employee related expenses increased $405,000. As a percentage of total revenue, research and development expenses decreased to 16% for the nine months ended September 30, 2016 from 18% for the same period in 2015.

Sales and marketing expenses

Sales and marketing expenses increased 18% to $26.7 million for the nine months ended September 30, 2016 from $22.5 million for the same period in 2015. Salary and other employee related expenses increased $3.5 million in the nine months ended September 30, 2016 compared to the same period in 2015. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. In addition, marketing program expenses increased $505,000, primarily related to increased costs associated with market research and exhibitions in 2016 compared to 2015. As a percentage of total revenue, sales and marketing expenses decreased to 43% for the nine months ended September 30, 2016 from 49% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased by 37% to $16.2 million for the nine months ended September 30, 2016 from $11.8 million for the same period in 2015. The increase in general and administrative expenses included increases of $2.1 million in salary and other employee related expenses, $1.6 million in professional fees and $362,000 for improvements in our information technology infrastructure. As a percentage of total revenue, general and administrative expenses were 26% for each of the nine month periods ended September 30, 2016 and 2015.

Interest expense, net

Interest expense, net was $88,000 for the nine months ended September 30, 2016, compared to $53,000 in the same period in 2015.

Foreign exchange losses

We recorded foreign exchange gains of $1.7 million for the nine months ended September 30, 2016 as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the nine months ended September 30, 2015, we recorded foreign exchange losses of $33,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 56% of our sales for the nine months ended September 30, 2016 were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

The Brexit may impact our business. See Risk Relating to the Referendum on the United Kingdom’s Exit from the European Union, at Item 1A, “Risk Factors” of this Quarterly Report.

Other (expense) income

Other (expense) income was expense of $243,000 for the nine months ended September 30, 2016, compared to income of $50,000 in the same period in 2015.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2016 we had a net loss of $17.5 million and used $21.0 million of cash for operating activities. As of September 30, 2016, we had an accumulated deficit of $163.8 million. We incurred a net loss of $18.1 million and used $12.9 million of cash for operating activities for the nine months ended September 30, 2015.

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

As of September 30, 2016, we had cash and cash equivalents of $37.3 million.

As noted above, on October 4, 2016, we entered into a credit agreement with MidCap Financial Funding. The credit agreement consists of a 60 month, $30 million term loan and a $10 million revolving line of credit, both of which mature on September 30, 2021. The availability of funds under the revolving line of credit is based upon the Company’s eligible accounts receivable and eligible inventory. In accordance with the terms of the revolving line of credit, the Company is required to maintain a minimum drawn balance of no less than 30% of availability. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(in thousands)	2016	2015
Cash and cash equivalents, excluding restricted cash	$37,324	$88,483
Accounts receivable, net	15,139	7,444

Net cash used in operating activities	$(20,547)	$(12,877)
Net cash used in investing activities	(24,671)	(2,311)
Net cash (used in) provided by financing activities	(44)	53,669
Effect of exchange rate changes on cash and cash equivalents	(1,129)	(163)
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	$(46,391)	$38,318

Cash flows for the nine months ended September 30, 2016 and 2015

Operating activities

Net cash used in operating activities was $20.5 million during the nine months ended September 30, 2016, which included a net loss of $17.5 million, non-cash expenses of $6.1 million, and cash used for changes in operating assets and liabilities of $9.1 million. The non-cash items consisted of share-based compensation expense of $3.8 million, depreciation and amortization expense of $2.1 million and change in fair value of contingent purchase price consideration of $172,000. The cash used for changes in operating assets and liabilities included an increase in accounts receivable, net of $8.7 million, a decrease in deferred income of $1.5 million, a decrease in accounts payable of $1.2 million and an increase in inventory of $782,000, partially offset by an increase in accrued liabilities of $1.9 million and a decrease in prepaid expenses and other assets of $1.2 million. The increase in accounts receivable, net reflects growing sales. The decrease in deferred income is related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recognized upon shipment. The decrease in accounts payable was largely due to payments in the first nine months of 2016 for royalties on intellectual property and bonuses that were accrued for at December 31, 2015, as well as the timing of payments. Inventory increased due to timing. The increase in accrued liabilities and the decrease in prepaid expenses and other assets reflect the timing of certain payments.

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

Investing activities

Net cash used in investing activities was $24.5 million, including $22.2 million used for the acquisition of Imugen, during the nine months ended September 30, 2016.

Net cash used in investing activities was $2.3 million during the nine months ended September 30, 2015.

Financing activities

Net cash used in financing activities was $44,000 during the nine months ended September 30, 2016.

Net cash provided by financing activities was $53.7 million during the nine months ended September 30, 2015 due mainly to net proceeds of approximately $53.8 million received in the Offering that closed on February 4, 2015.

Employees

As of September 30, 2016, we had 393 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Contractual obligations

In conjunction with the acquisition of Imugen, we assumed and extended a lease for the facility located in Norwood, Massachusetts. The lease term runs through October 31, 2021. The base rent for the space over the lease term will range from an initial low of $21,000 per month to a high of $46,000 per month.

In conjunction with the acquisition of Immunetics, we assumed a lease for the facility located in Boston, Massachusetts. The lease term runs through July 31, 2018. The base rent for the space over the lease term is $22,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2015, as described in Item 7A of our 2015 Form 10-K.

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

(b) Changes in Internal Control Over Financial Reporting

On July 1, 2016, we acquired substantially all of the assets Imugen, which operated under its own set of systems and internal controls. During the three months ended September 30, 2016, we transitioned certain of the acquired processes to our internal control processes and we expect to transition more of such processes throughout the remainder of fiscal 2016.

Other than with respect to our transition of acquired processes to our systems and control environment as described above, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited. The defendants timely responded to the complaint in early October 2015 and challenged the validity of the patents upon which the complaint is based. The defendants argued that our patents are invalid under U.S. law because they claim naturally occurring products or processes. The defendant’s motion to dismiss the complaint was denied on September 30, 2016. The defendants will now be required to answer the complaint and the case will continue to proceed with discovery and ultimately trial. We can provide no assurances as to the likely outcome of the litigation.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: November 1, 2016	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2016	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*+	Purchase Agreement, dated June 23, 2016, between Oxford Immunotec, Inc. and Imugen, Inc. (Filed as Exhibit 2.1 to our Current Report on Form 8-K on July 1, 2016, and incorporated herein by reference.)
3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1+	Second Amendment to Supply and Reseller Agreement, dated August 9, 2016, between Life Technologies Corporation and Oxford Immunotec Limited
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at September 30, 2016 and December 31, 2015; (ii) Condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to unaudited condensed consolidated financial statements

* All schedules (and similar attachments) to the Purchase Agreement were omitted pursuant to Section 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule (or other attachment) to the SEC.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.