Form 10-K
period 2016-12-31
Oxford Immunotec Global PLC
filed 2017-03-01
CIK 1586049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 21, 2017, there were 22,712,311 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Ordinary Shares held by non-affiliates was approximately $196,841,358.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	our history of losses, our ability to achieve or sustain profitability and our ability to manage our growth;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	our ability to service our debt and meet the obligations thereunder;

●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;

●	our ability to obtain regulatory body clearance to market any of our products;

●

our ability to successfully develop and complete the acquired in process research and development, or IPR&D, program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all;

●	continued demand for diagnostic products for tuberculosis and the development of new market opportunities;

●	our ability to compete successfully and to maintain and expand our sales network;

●	decisions by insurers and other third-party payors with respect to coverage and reimbursement;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

●	the impact of global economic and political developments, including the referendum to leave the European Union, passed by the United Kingdom, or U.K., on June 23, 2016, on our business;

●

potential changes in the United States, or U.S., social, political, regulatory and economic conditions or laws and policies governing the health care system, U.S. tax laws, foreign trade, immigration, manufacturing, and development and investment in the territories and countries where we or our customers and suppliers operate;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare reform, on our business;

●	potential changes to the Patient Protection and Affordable Care Act of 2010, or PPACA;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with SEC reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as China and the U.S., and in the several U.S. states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company and as an English company listing ordinary shares in the U.S.;

●	the volatility of the price of our shares, substantial future sales of our shares and the fact that we do not pay dividends; and

●	the impact of anti-takeover provisions under U.K. law and our articles of association.

You should refer to Item 1A, “Risk Factors” in this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views only as of the date of this Annual Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report. As used in this Annual Report, the words “Company,” “we,” “us” and “our” refer to Oxford Immunotec Global PLC, a public limited company incorporated under the laws of England and Wales.

Part I

Item 1. Business

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for under-served immune-regulated conditions. Our current product lines and development activities principally focus on four areas: infectious diseases, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful and cost-effective. Lastly, we believe these conditions to be under-served as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

On July 1, 2016, we acquired substantially all of the assets of Imugen, Inc., or Imugen, a privately owned Massachusetts corporation specializing in developing and commercializing proprietary tests for tick-borne diseases, including Lyme disease.

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

Our first product, the T-SPOT®1.TB test, is used to test for tuberculosis, or TB, infection and leverages our proprietary T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT 2, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

Our second product line is a range of assays for tick-borne diseases, such as Lyme disease, obtained through the acquisitions of Imugen and Immunetics in 2016. Tick-borne disease is the collective name for diseases passed to humans through the bite of an infected tick. The most prevalent and well known tick-borne disease is Lyme disease, but there are others such as anaplasmosis, ehrlichiosis, and babesiosis. If left unrecognised, and therefore untreated, they may go on to cause significant downstream morbidity, including in rare cases death. Our diagnostic tests for tick-borne infections include multiple proprietary laboratory developed tests, or LDTs, offered from our Clinical and Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratory in Massachusetts and an FDA cleared test kit utilizing the C6 peptide, which is a marker specific to Lyme disease. Our C6 Lyme ELISATM kit is also CE marked in the European Union. Our tick-borne disease tests utilize molecular methods (such as polymerase chain reaction) and techniques to prosecute the immune system, and offer advantages over current tests and are widely reimbursed in the U.S. using existing codes on fee schedules.

Our third product line is a series of assays for use in blood screening, building upon our expertise in tick-borne disease. The parasite Babesia microti which causes babesiosis can be transmitted through the transfusion of infected blood, as well as by the bite of an infected tick. We are developing three assays for use in screening the U.S. blood supply for Babesia microti. We have submitted biological license applications, or BLAs, for these three assays and they are currently under review by the FDA.

Our T-SPOT. CMV and T-SPOT. PRT tests are part of our fourth product line focused on the transplantation market. Both tests utilize our T-SPOT technology platform and are laboratory developed tests, or LDTs, performed in our CLIA certified, CAP accredited laboratory in Tennessee. Both the T-SPOT.CMV and T-SPOT.PRT tests are CE marked in the European Union. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. We continue to take a measured approach to market introduction of these tests as we await final results of our two pivotal clinical studies involving these tests.

1“T-SPOT®,” “T-Cell Xtend®,” “Oxford Diagnostic Laboratories®,” “ODL®,” “SpiroFind®”, “Immunetics®,” the Oxford Immunotec logo, our laboratory logo and other marks are our trademarks. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

2 CPT is a registered trademark of the American Medical Association.

In addition to our existing product lines, we continue to pursue development programs targeting other immune-regulated conditions, as well as applications of our T-SPOT technology platform in immune-oncology. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

We believe the annual global market opportunity for our T-SPOT.TB test is well in excess of $1 billion, assuming we can largely displace the tuberculin skin test, or TST, in the developed world. We believe the U.S. market opportunity for our tests directed to Lyme and other tick-borne diseases exceeds $450 million and the U.S. market opportunity for our products directed to transplantation to be in excess of $450 million, although our market sizing estimates remain preliminary. We have not yet sized the market opportunity for our blood screening assays, as the volume of sales or pricing remain unknown, nor have we sized the market for the application of our technology in immune-oncology given the early stage of this program.

We are a global business with 432 employees, including sales and marketing teams on three continents, and laboratories in the United States and the United Kingdom. In 2016, we derived approximately 42% of our revenue from outside the United States and our current customer base includes more than 3,000 active customers, such as hospitals, public health departments, physician offices, commercial testing laboratories, importers and distributors.

Our focus

Our products and research and development activities focus on proprietary tests for the management of under-served immune-regulated conditions. Large populations of patients have immune-regulated conditions that are often chronic conditions requiring active management through monitoring. Testing that allows better categorization of patients and yields insights into the most likely successful treatment path facilitates personalized medicine, directing therapies to patients in whom they are more likely to work and saving healthcare dollars. We view this space as being underserved by traditional diagnostic companies which lack appropriate techniques to prosecute the immune system.

Immune-regulated conditions encompass a broad spectrum. We are focused on four principal areas: infectious diseases, transplantation, autoimmune and inflammatory disease and immune-oncology.

Understanding immune-regulated conditions requires interrogation of the immune system. The human immune system is composed of three principal branches: innate immunity, cellular (T cell) immunity and humoral (B cell and antibody-based) immunity. Through our proprietary T-SPOT technology platform we can efficiently measure marker-specific T cell and innate immune responses at a single cell level and thereby inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. We employ a proprietary quantitative method to detect antigen-specific cells releasing immune messenger molecules, called cytokines, released by effector T cells or innate immune cells. In relation to effector T cells, our technology is designed to selectively measure responses from this subtype of T cells because they are primarily present when active, replicating pathogens are inside the body, as opposed to other T cell subtypes that may be present long after an infection has been cleared from the body. For diagnosis and monitoring applications, it is more relevant to be able to measure the immune response associated with the current infection rather than the immune response associated only with past, cleared exposure.

Our T-SPOT technology offers many technical advantages that make it well suited to support our focus on immune-regulated conditions including high analytical sensitivity, application across multiple diseases and conditions and standardization of white blood cell counts, which makes our technology particularly useful in immunocompromised patients, such as those undergoing transplant surgery or treatment for cancer.

We employ other proprietary testing methods in our assays directed to tick-borne diseases that support our differentiated test offerings. Our test methods provide increased insight into antibody responses to tick-borne pathogens, which may help clinicians understand the disease state more completely. Our test kit for Lyme disease employs a patented synthetic peptide derived from a protein that is highly specific for Lyme disease. We also employ proprietary manufacturing processes and protocols designed to cost-effectively and reliably produce key elements of our T-SPOT technology, including the process for coating microtiter plates with cytokine antibodies, such as IFN-y antibodies, and our quality control testing procedures. Further, we have developed proprietary methods designed to achieve rapid throughput in assay performance across all of our product lines. These methods involve specific protocols throughout the assay process and have been developed in our service and research and development laboratories.

Our Products

Tuberculosis

Tuberculosis is a common and, if not properly treated, potentially lethal infectious disease caused by the bacterium Mycobacterium tuberculosis, or MTB. MTB typically infects the lungs, but the lymph nodes, kidneys, brain and bones may also be infected. Those with latent tuberculosis infection, or LTBI, are asymptomatic and are not infectious; however, each person with LTBI has a 5% to 10% chance, on average, of progressing to active TB over his or her lifetime. This risk of progression to active TB is significantly elevated among individuals with weakened immune systems, such as smokers, those with human immunodeficiency virus, or HIV, or diabetes or those on drugs that suppress the immune system (e.g., those taking biologic therapies for autoimmune disease or those undergoing immune suppression post-transplantation). Without proper treatment, up to two thirds of individuals with active TB disease will die.

According to the World Health Organization, or WHO, approximately one-third of the world’s population, over two billion people, is infected with M. tuberculosis. Despite the availability of an effective treatment, TB is the leading cause of infectious disease death worldwide and remains one of the top ten causes of death worldwide from any cause. The WHO estimated that in 2015 approximately 10 million people were diagnosed with active TB disease, of which approximately 1.8 million people died.

There are three broad strategies to control TB: vaccination, finding and treating active TB disease, and finding and treating LTBI to prevent the development of new cases. The United States has one of the most comprehensive LTBI screening programs in the world with screening of several high-risk groups, including healthcare workers, recommended by the U.S. Centers for Disease Control and Prevention, or the CDC. Screening of healthcare workers is also recommended as part of the accreditation standards for U.S. hospitals and screening of certain U.S. military personnel for LTBI is included in military guidelines. Other high-risk groups identified by CDC include persons with immunosuppressive conditions, such as persons receiving immunosuppressive agents or organ transplant recipients, and persons with human immunodeficiency virus, or HIV. In addition, TB screening is mandated by many states to include additional populations, such as day care staff, school teachers and pupils, and police officer candidates.

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

The primary test currently used for TB screening is the 100-year-old TST. The TST is administered by injecting an extract from cultured M. tuberculosis, called tuberculin or PPD, into the skin of a subject’s forearm using a needle and syringe. The injection of the PPD into the skin of a subject previously infected with MTB stimulates the immune response, including T cells, causing the formation of a hard lump at the site of the injection. Because it takes time for this reaction to occur, the subject must return 48 to 72 hours after the PPD injection to have the result read. The test result is graded by feeling for the boundaries of the swelling, marking these with a pen and then measuring the diameter with a ruler.

The TST suffers from several limitations, including an antiquated technique that results in substantial test variability, false negative results in immunocompromised patients, false positive results in patients who have been Bacille Calmette-Geurin, or BCG, vaccinated and boosting of results, which occurs when an infected subject’s reaction to an initially false-negative TST causes increased sensitivity in a subsequent test such that it tests positive. In addition to these technical drawbacks, the TST requires multiple patient visits, which increases its overall cost.

Our T-SPOT.TB test addresses the limitations of the TST by directly measuring antigen-specific T cells indicative of TB infection. We use two TB-specific antigens, ESAT-6 and CFP10, to stimulate T cells that have previously been exposed to M. tuberculosis, which causes them to release a cytokine called interferon-gamma. Interferon-gamma is one of the dominant cytokines released by activated T cells when encountering M. tuberculosis. In contrast to the PPD reagent used in the TST, these two antigens are not shared with the BCG vaccine or with most non-tuberculous mycobacteria. Because our test detects individual T cells via their release of interferon-gamma, our test is sometimes referred to generically as an IGRA.

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

Our test is widely reimbursed both internationally, with reimbursement established in China, Japan and Germany, and in the U.S., where we have established a unique CPT code for our test. Based upon the combination of public and private payors, we now have over 300 million covered lives in the U.S.

Although primarily designed for use in detecting LTBI, our test can also be used to assist in the diagnosis of active TB disease, particularly in suspected cases where conventional diagnostic methods such as chest x-ray or sputum smear are inconclusive. Because infection is a pre-requisite for disease, ruling out TB infection can aid physicians in diagnosing a different disease or condition. Our test has been included in guidelines in several countries for this purpose, such as those from the Netherlands, France, Ireland and Italy.

We believe that clinical guidelines, which are recommendations issued by national medical societies or public health bodies, are a driving factor in a clinician’s decision to use a specific diagnostic test. IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the United States, several European countries and Japan.

In recent years, the use of IGRAs has been increasingly recommended. For example, in December 2016, a publication titled “Official American Thoracic Society/Infectious Diseases Society of America/Centers for Disease Control and Prevention Clinical Practice Guidelines: Diagnosis of Tuberculosis in Adults and Children” recommended use of IGRAs for testing for TB infection instead of the TST for patients over the age of five who meet the following criteria: 1) are likely to be infected with MTB, 2) have a low or intermediate risk of disease progression, 3) testing for LTBI is warranted, and 4) either have a history of BCG vaccination or are unlikely to return for a second visit to read the TST.

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

In 2016, we derived more than 91% of our revenue from sales of our T-SPOT.TB test.

Tick-borne diseases

Tick-borne diseases is the collective name for diseases passed to humans through the bite of an infected tick. Tick-borne diseases are increasing in incidence. In the United States, it is estimated that over 300,000 people are diagnosed each year with Lyme disease, the most common tick-borne disease.

Coinfection may occur when the tick carries more than one pathogen. Studies have suggested that, depending on geographical location, up to 45% of patients infected with Borrelia burgdorferi, the causative organism of Lyme disease, may also be infected with other organisms that cause tick-borne diseases, such as Babesia microti. Discerning the correct diagnosis can be challenging. The CDC recommended approach for serological diagnosis of Lyme disease involves a 2-tier testing methodology that relies on detection of antibodies. While these guidelines are effective in many situations, serological tests have detection limitations during the first few weeks of infection and the guidelines do not require testing for co-infection.

Further, the challenges of diagnosing Lyme disease differ based on when patients present with symptoms. Diagnosis of early Lyme disease requires high sensitivity to detect infection. Late Lyme disease requires more specific and cost-effective testing to replace or streamline 2-tier testing and to indicate therapy response and/or cure.

Our portfolio of tick-borne disease tests use a variety of analytical methods to meet the needs of clinicians and laboratorians in diagnosing and treating patients with tick-borne infections. Our Massachusetts laboratory uses antibody capture, enzyme immunoassay, or EIA, western blot, polymerase chain reaction, or PCR, and immunofluorescence assay, or IFA, methods to detect serological and molecular evidence of the particular organisms associated with tick-borne disease. We also maintain an archive of up to five years’ worth of specimens with serological evidence of infection. This may provide customers with a comparative analysis of current and past samples to provide further information to clinicians about their patients and disease state.

Our C6 Borrelia burgdorferi (Lyme) ELISA kit, or C6 Lyme ELISA kit, measures Lyme specific antibodies by leveraging a synthetic version of the C6 peptide antigen, a marker specific to Borrelia burgdorferi, the causative organism of Lyme disease. The test has a one hour turnaround time and due to its improved performance over several other currently available tests, may reduce costs associated with sending out more samples for confirmatory tests.

We currently utilize our sales force to market our tick-borne disease tests directly in the U.S. Outside the U.S., we rely on both our salesforce and independent distributors to market our C6 Lyme ELISA kit.

Babesia microti Blood Screening

Babesiosis is a tick-borne disease characterized by a wide spectrum of clinical manifestations that range from asymptomatic to severe acute or even fatal illness. While the disease is generally mild to moderate in children and young healthy adults, it is more severe in neonates, the elderly and immunocompromised individuals such as those undergoing treatment for cancer. Babesiosis is predominately caused by a parasite called Babesia microti. While it is primarily transmitted through a tick bite, babesiosis can also be transmitted by blood transfusion. In fact, transfusion-transmitted babesiosis is responsible for the highest percentage (38%) of transfusion-related infectious fatalities reported to the FDA in transfusion recipients and Babesia microti is the highest ranking pathogen in the U.S. transmitted by blood transfusion for which no donor screening is available. The transmission risk of Babesia microti is comparable to the transmission risk of HIV, HBV, and HCV prior to the implementation of routine blood screening programs for these pathogens. Screening for Babesia microti, therefore, has become a priority for the FDA.

Through our acquisition of Imugen, we have an antibody and PCR test for Babesia microti for use in blood screening. Our clinical trial, completed under an FDA Investigational New Drug, or IND, application and in cooperation with the American Red Cross screened approximately 90,000 blood samples to evaluate the effectiveness of our testing regime in detecting Babesia microti- infected donors. No reported cases of transfusion-transmitted babesiosis were associated with the 75,331 screened donations from high risk states as compared to 14 cases per 253,031 unscreened donations. Based upon the study results, we believe our antibody and PCR tests are effective for screening blood for Babesia microti and have submitted two BLAs to FDA to obtain licensure for the tests. The results of the clinical trial were published in the New England Journal of Medicine in December 2016.

Through our acquisition of Immunetics, we have a second antibody test that may be used to screen for Babesia microti in blood samples. We have submitted a BLA for the test and, if approved, we would offer the test as a kit for laboratories seeking to screen units of blood for Babesia microti in-house.

Transplantation

Over 160,000 transplants were conducted in 2014, with 29% in the United States, 48% in Europe and 23% in the rest of the world. Kidney and hematopoietic stem cell transplants comprise the majority of the market. The majority of transplants are performed in hospitals or clinics specializing in transplantation and present a fairly concentrated sales call point.

Our products currently targeting the transplant market are the T-SPOT.CMV and T-SPOT.PRT tests. These have completed technical development and we are currently conducting clinical validation.

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

Our T-SPOT.PRT assay measures the functional response of an organ recipient’s T cells to a panel of antigens representing foreign tissue types. Present test methods directed to assessing the likelihood of graft rejection focus only on antibody mediated rejection. Graft rejection often involves the activation of T cells. Our test is directed to inform the risk a T cell mediated rejection both pre- and post-transplant, potentially allowing clinicians to reduce rejection events and adjust immunosuppression consistent with the patient’s T cell response to the graft. The test is currently available only in connection with our ongoing PROTECT study.

Our T-SPOT.CMV and T-SPOT.PRT tests are CE marked in the European Union. In the U.S., our CLIA certified and CAP accredited laboratory in Tennessee performs the tests.

Regulatory approvals and clinical validation

Tuberculosis

Our T-SPOT.TB test is approved for commercial sale in over 50 countries. Key geographies where we have regulatory approval include:

●

The United States. We obtained PMA for our T-SPOT.TB test from the FDA in 2008. Since 2008, an additional ten PMA supplements have been approved, including supplements relating to manufacturing improvements and label extensions, such as those that enable overnight shipment of blood samples.

●	Europe. We obtained a CE mark in 2004, which allows us to sell our T-SPOT.TB test in Europe as well as other countries that accept the CE mark.

●

China. We obtained initial approval for our T-SPOT.TB test from the China Food and Drug Administration, or the CFDA, in 2010. Consistent with CFDA re-registration requirements, we secured re-registration of our test in 2014, which will remain effective until 2019.

●	Japan. We obtained approval for our T-SPOT.TB test from the Ministry of Health, Labour and Welfare, or MHLW, in 2012.

In addition to being validated in multiple clinical studies, our T-SPOT.TB test has also been the subject of nearly 500 peer-reviewed publications in scientific journals including several meta-analyses.

Tick-borne diseases and transplantation

Our C6 Lyme ELISA kit is FDA cleared and CE marked in the European Union. The test has been the subject of over 20 peer-reviewed publications.

Our service-based tests for tick-borne diseases are offered as laboratory developed tests from our CLIA certified, CAP accredited laboratory in Massachusetts. Our tests have been the subject of more than 30 peer-reviewed publications.

Competitive landscape

Tuberculosis

Our T-SPOT.TB test competes primarily with the TST. We believe our T-SPOT.TB test has a number of compelling advantages that make it a superior alternative to the 100-year-old TST, including superior sensitivity and specificity, simplicity of administration and elimination of variability due to subjective interpretation of results. Although the TST is often considered to be inexpensive, as the PPD reagent and other materials used in the test typically cost less than $5 per test, the materials cost is only one element of the total cost involved when conducting a TB screening program or TB control strategy. Substantial costs beyond the materials cost of the TST test include additional costs associated with: (i) false-negatives and false-positives, which risk non-detection and require additional confirmatory tests; (ii) individuals who fail to return within the prescribed period and, therefore, require re-testing; and (iii) implementing and maintaining training programs for healthcare workers who administer and read TST tests.

Several studies have been published investigating the costs or cost-effectiveness of a TB screening program in the healthcare worker setting using the TST and in comparison to our T-SPOT.TB test. We believe these studies are informative in demonstrating how expensive the TST actually is to implement and how using our T-SPOT.TB test in preference to the TST can be a more cost-effective solution when implementing TB screening programs.

Other than the TST, our principal competitor is the QuantiFERON®3-TB Gold test, or QFN. As this test also measures IFN-y release, QFN, like our own test, is sometimes referred to generically as an IGRA.

We have been competing with QFN, or prior versions of this test, since the inception of our company over 14 years ago. Based on our experience, we believe that we have several performance advantages over QFN, including:

●

In our pivotal clinical studies conducted in support of our PMA, T-SPOT.TB test results were not impacted by immunocompromised status or immunosuppression. The U.S. package insert for the QFN test notes that QFN has not been extensively evaluated in individuals with impaired or altered immune function and that the minimum number of lymphocytes required for a reliable test result has not been established and may also be variable. We believe this is an important differentiating factor in patient populations with weakened immune systems, such as those on biologic therapies, corticosteroid or other immunosuppressive treatments, those with HIV and those undergoing dialysis or organ transplantation.

●

In the FDA pivotal studies in the United States, our T-SPOT.TB test was shown to have clinical sensitivity exceeding 95%. In the clinical trials for QFN reported in its U.S. package insert, that test was shown to have overall sensitivity of 89%. We believe this allows us to differentiate our test based on accuracy.

In addition to the performance advantages we believe we have over QFN, we have developed and implemented the ability to offer our test as a service in the United States and the United Kingdom. The significant advantages of offering our test as a service include marketing opportunities created through the development of direct customer relationships, more convenient and extensive (7 days a week) access to testing via our logistics infrastructure, faster and more efficient customer on-boarding as a result of the simplicity of our pre-paid shipper boxes, and greater utility for our customers due to additional services we can provide beyond a test result.

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

The benchmark reimbursement for our T-SPOT.TB test is higher than for QFN in the United States, with CMS reimbursement in 2016 of $102 per test for CPT code 86481 as opposed to CMS reimbursement of $84 per test for CPT code 86480. We believe that this higher reimbursement provides us with pricing and access advantages in certain segments of the U.S. market.

The QuantiFERON-TB Gold Plus test, or QFN Plus, is currently available in the European Union. Early publications suggest similar performance characteristics to QFN Gold. QFN Plus also requires the use of a fourth specialized antigen-coated blood collection tube, either at the time of blood draw or later, which may increase phlebotomy complexity and time required. The additional blood collection tube may increase per-test costs for performing laboratories, as it requires an additional plate well for each sample processed. Qiagen has announced that a PMA for QFN Plus has been submitted to the FDA, and we expect to see FDA approval for this product in 2017.

1QuantiFERON® is a registered trademark of Qiagen N.V.

Tick-borne diseases

Historically, the tick-borne disease testing market has been served by undifferentiated assays focused mainly on Lyme disease. The U.S. CDC guidelines, which are now over 20 years old and were formulated when the incidence Lyme and other tick-borne diseases were far lower, recommend the use of a 2-tier methodology for Lyme disease testing consisting of an initial screening by EIA or IFA followed by a confirmatory western blot for equivocal or positive EIA or IFA results. This methodology has three limitations: 1) it relies solely on indirect serological detection of infection; 2) serology testing can be insensitive within the first few weeks following infection; and 3) it does not address testing for co-infection with other organisms that cause tick-borne diseases.

The competitive landscape for diagnostics directed to tick-borne diseases is largely fragmented in the U.S. with national laboratories, regional laboratories and specialty laboratories offering various tests utilizing a range of established technologies and laboratory techniques. Large community and academic hospitals may offer tick-borne disease testing ‘in-house’ i.e., within their laboratories, but it is typically limited to Lyme disease testing, as no FDA-approved test kits exist for ehrlichiosis, anaplasmosis, babesiosis and several other tick-borne diseases other than Lyme. National laboratories, including Quest Diagnostics Inc. and Laboratory Corporation of America Holdings, have broad geographic reach in the U.S. and offer a range of antibody screening and PCR tests targeting Lyme and other tick-borne diseases. Regional laboratories focus on particular geographic areas within the U.S. and differ in the variety of tick-borne disease tests offered while specialty laboratories tend to have more limited test menus, especially for tick-borne diseases other than Lyme disease.

We believe that our portfolio of tick-borne disease tests offers a significant competitive advantage relative to the existing products on the market. Our C6 Lyme ELISA kit can replace one or both of the current 2-tier tests for Lyme disease because the test has higher sensitivity in the detection of antibodies in early and late stage Lyme disease and results in fewer false positives than several competing ELISA kits. Through the combination of PCR and antibody tests, we are also able to detect the organism that causes the tick-borne disease as well as the antibody response to the organism. Our approach accommodates a wider diagnostic window and addresses more tick-borne diseases than the traditional test for Lyme disease. We also offer customers tests based on specific geographic prevalence data, which allows them to tailor the tests ordered to tick-borne diseases present in their local geographies. Additionally, for individual patients, Imugen archives test results enabling current samples to be reviewed relative to previous samples to better inform the interpretation.

Our pipeline

Infectious diseases

We are actively pursuing assays in the area of tick-borne diseases. The first assay, presently referred to as SpiroFind, targets Lyme disease and may provide both an earlier diagnosis and the ability to differentiate re-infections from prior exposure. This assay would complement our existing assays offering comprehensive testing for tick-borne infections.

Our second assay targets Rocky Mountain Spotted Fever, or RMSF. RMSF is the most lethal and most frequently reported rickettsial tick-borne disease in the United States. Although RMSF cases have been reported throughout most of the contiguous United States, five states (North Carolina, Oklahoma, Arkansas, Tennessee, and Missouri) account for over 60% of RMSF cases. The early clinical presentation of RMSF is nonspecific and may resemble a variety of other infectious and non-infectious diseases.

We have additional assays in early stages of technical development which target infectious diseases endemic to the United States, Europe and other geographies. Diseases impacting public health in the U.S. and other geographies remain a key target for our product pipeline activities in infectious diseases. Assays directed to these diseases allow us to leverage our commercial infrastructure as they have complementary call points including hospitals, physician offices and public health departments.

Transplantation

Our products currently targeting the transplant market are the T-SPOT.CMV and T-SPOT.PRT tests for which we are currently conducting clinical validation through two clinical studies. The PROTECT study is a trial designed to demonstrate the clinical value of the T-SPOT.CMV and T-SPOT.PRT tests in solid organ transplantation and has fully enrolled at sites in the U.S. and Europe. The REACT study, which focuses on hematopoietic stem cell transplant patients, is designed to demonstrate the clinical value of the T-SPOT.CMV test and has completed enrollment at sites in the U.S., Canada and Europe. Although enrollment is complete, the studies require real-time follow-up of patients following transplant. We expect both clinical studies to report interim data in 2017.

We estimate the total addressable market for our T-SPOT.CMV and T-SPOT.PRT assays to be in the range of $450 million.

Immune-oncology

Our work in the area of immune-oncology remains in the early stages as we explore the areas of utility of our T-SPOT technology platform in the context of cancer immunotherapy. Specifically, we are evaluating use of our technology in connection with the rapid advancement of vaccines or therapies targeting specific cancer cell surface antigens. As our research in this area progresses, we will be refining our focus with the goal of optimizing the commercialization of our T-SPOT technology platform in the immune-oncology space.

Our total research and development expenses were $13.9 million, $10.4 million, and $7.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intellectual property

We seek to secure and maintain protection of the proprietary aspects of our technology platform and of our existing and planned products. We rely on a combination of patents, trademarks, trade secret and other intellectual property laws, and confidentiality, license and invention assignment agreements and other contracts to protect our intellectual property rights. In addition, we have developed substantial knowledge in the field of immunology diagnostics including proprietary methods that we believe provide us with a significant advantage relative to potential competitors.

The intellectual property relating to our T-SPOT.TB test that we own or license includes 13 issued U.S. patents, 16 issued patents in other jurisdictions, two pending U.S. patent applications and two pending patent applications in other jurisdictions, as well as registered trademarks, proprietary manufacturing processes and protocols, and proprietary methods directed towards achieving rapid throughput in assay performance.

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

Our core technology patents contain claims to methods of measuring marker-specific effector T cell responses at a single-cell level. These methods cover the measurement of intracellular pathogens by detecting, through a quantitative method using an ELISPOT technique, the in vitro release of cytokines by antigen-specific effector T cells. These measurements can inform the diagnosis, prognosis and monitoring of patients with immunologically controlled diseases or conditions, such as infectious diseases, cancers and autoimmune diseases. These patents run through 2017 and 2019.

The inventions claimed in our patents and patent applications relating to removal of granulocytes from stored blood samples may also have applications in relation to other diseases, conditions or situations where blood samples cannot be tested soon after the blood draw. This proprietary method is a core part of the T-SPOT technology as it improves the stability of stored blood enabling the overnight shipment of blood samples. The patents covering these inventions expire in 2028.

We have also licensed three patents on a non-exclusive basis that relate to our T-SPOT.CMV test and one patent that relates to our C6 Lyme ELISA kit. In connection with our acquisitions of Boulder Diagnostics, Inc., or Boulder, and Immunetics, we gained access to additional patents that we believe may assist us to develop future diagnostic tests in the infectious disease or transplant fields. We have licensed certain patents related to the detection of antibody-secreting B cells specific for HLA and to the PCR and IFA tests performed at our Massachusetts laboratory. We also acquired a patent application relating to additional TB antigens. The expected expiration dates of the licensed patents range from October 2017 to May 2032. We can give no assurance that any of our current or future research and development programs will result in the development and validation of any diagnostic test that leverages any of these patents or patent applications or otherwise.

Our license and assignment agreements

We currently rely upon several license agreements to obtain rights under certain patents that we believe may be necessary to make, use and sell our products. We may in the future rely, at least in part, upon licensing agreements with third parties to obtain patent rights and transfers of technology, information and know-how to enable us to take advantage of research work already completed, including potentially the identification of antigens useful for measuring disease conditions. We believe such licensing arrangements have enabled us, and may in the future enable us, to reduce the amount of time we need to develop and validate new diagnostic tests.

We have royalty obligations under some of our current license agreements that are measured in part based upon our sales levels. Where our royalty obligations are calculated on our net sales, the definition of net sales varies by agreement and typically results in a lower effective royalty rate on our service revenue than on sales of our kits. Currently, our aggregate royalty burden for our T-SPOT.TB test under all license and assignment agreements, as a percentage of gross product and service revenue, is in the low double digits. Our royalty burden for our T-SPOT.CMV test under all license agreements, as a percentage of gross product and service revenue, is in the low single digits. Under our license agreements, we may be responsible for paying, or contributing to, patent prosecution and maintenance costs or subject to diligence obligations. We believe we are in compliance with all obligations of our license agreements.

Tuberculosis related patents

In 2013, we entered into an assignment agreement with Isis Innovation Limited, now known as Oxford University Innovation Ltd., or Oxford Innovation, pursuant to which various patents we previously licensed from Oxford Innovation were assigned to us. We have ongoing obligations under the assignment agreement to make payments to Oxford Innovation until the patents expire and to continue to extend license rights to Oxford University, its employees, students, agents and appointees to use the technology for academic and research purposes. Our rights under the patents are subject to various grants of license rights, including (i) a license back to Oxford Innovation to maintain a pre-existing license for research use only, (ii) a pre-existing grant to a third party of non-exclusive rights under the patents covering a field of two infectious diseases, (iii) a pre-existing grant to a third party of non-exclusive rights under the patents limited to the licensee’s internal use to monitor vaccine response, and (iv) a pre-existing grant to a third party of non-exclusive rights under some of the patents with the right to sublicense, limited to use with ESAT-6 and CFP10 antigens, and excluding use of the ELISPOT technique for diagnosis and monitoring of TB infection, disease or therapy. We do not believe this third party has granted any sublicense rights as of December 31, 2016.

The amount we pay to Oxford Innovation for our royalty obligation is equal to a royalty rate in the low single digits and we expect this rate to be reduced for certain of our sales after the expiration of certain specified patents, which we believe will be in late 2017. Our aggregate royalty obligation payments to Oxford Innovation through December 31, 2016 have been $2.3 million. Our royalty obligations to Oxford Innovation will cease when there are no valid patent claims still in force.

We also have a license from Statens Serum Institut, or SSI, for use of certain antigens. The license was originally entered into in 2003 and then amended in 2009. Pursuant to the license, SSI granted us an exclusive, worldwide, royalty-bearing license with the right to sublicense, to certain patents to use certain antigens in a diagnostic kit for in vitro diagnosis of TB in humans using an ELISPOT-based detection of interferon-gamma producing T cells using any fluid sample other than whole blood in the diagnostic assay. The last of the patents upon which we rely expired in 2016. We have not granted any sublicenses under this license.

The license contains minimum royalty obligations, but the amount of royalties due on actual sales has exceeded the minimum royalties for a number of years. We pay royalties in the Euro currency at a rate in the low double digits. Our license agreement expires, unless earlier terminated, five years after the expiration of the last to expire of individual licensed patents listed as part of the agreement at the effective date in 2003. The royalty obligations on sales of products that rely upon proprietary antigens covered by the license may continue after the expiration date of licensed patents for a period of four years at a single digit royalty rate. Our aggregate payments to SSI through December 31, 2016 for milestones and royalties, including minimum royalties, have been $17.2 million.

Finally, our license agreement with Rutgers, The State University of New Jersey, or Rutgers, grants us an exclusive license to certain patents to manufacture and commercialize kits for in vitro diagnostic assays relating to TB other than in the ELISA format. The license was made in 2006 and has been amended in 2009, 2011, 2012 and 2013. Our license is royalty-bearing, worldwide, with the right to sublicense. We have not granted any sublicenses under this license. Rutgers has reserved the right to grant one additional license to this technology, limited to an ELISA format. To date, we do not believe Rutgers has entered into any such license.

We must make semi-annual royalty payments to Rutgers. Although the agreement contains minimum royalty obligations, the amount of royalties due based on our actual sales utilizing the licensed patents has exceeded the minimum for a number of years and we expect our royalties on actual sales will continue to exceed the minimum for the duration of our royalty obligations. We pay a royalty rate in the low single digits. Our aggregate payments to Rutgers through December 31, 2016 for signing fees, annual fees, milestones and royalties, including minimum royalties, have been $4.8 million. Our royalty rate may be reduced, depending on the outcome of an European Patent Office, or EPO, opposition appeal and could also be reduced if Rutgers grants another license to the technology covering an ELISA format. See “Risk factors—Risks related to our intellectual property.” Our royalty obligations to Rutgers will cease when there are no valid patent claims still in force covering licensed products or assays. Previously, we made a number of other payments to Rutgers for license issue fees, annual license fees and milestone payments. No such future payments are required under the license.

Tick-borne disease related patents

We license patents relating to our tick-borne disease products from Roche Molecular Systems, Inc., or Roche, Life Technologies Corporation, or Life Technologies, and Tulane University, or Tulane. The licenses from Roche and Life Technologies pertain to patents covering aspects of the PCR and IFA test methods, respectively, used at our Massachusetts laboratory. Both are fully paid up licenses with no ongoing royalty obligations. The patents that are the subject of the licenses expire in 2018.

Our C6 Lyme ELISA kit incorporates the VIsE protein and C6 peptide, the most immunodominant portion of the VIsE protein. The protein is the subject of a patent held by Tulane. The license from Tulane grants us the exclusive right to use the C6 peptide in a diagnostic test for Lyme disease in humans. The license from Tulane has a royalty rate in the single digits and expires in 2019.

Trademarks and other protection

The trademarks we employ in our business include T-SPOT, T-Cell Xtend, Oxford Diagnostic Laboratories, ODL, the Oxford Immunotec logo, our laboratory logo, the Imugen logo and the word Immunetics. We have obtained registrations in the United States for T-SPOT, T-Cell Xtend, Oxford Diagnostic Laboratories, the Oxford Immunotec logo and the Imugen logo and the word Immunetics. We have also obtained or are seeking registrations for certain of these trademarks in other jurisdictions, including the United Kingdom, the European Community, Japan and China. We have also secured numerous internet domain name registrations.

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

Our proprietary processes

There are several areas in which we have developed proprietary approaches to manufacturing that we believe provide a competitive advantage not only with respect to our T-SPOT.TB test, but also for the other tests we perform at our laboratories. It is essential to the performance of ELISPOT tests used to detect the release of interferon-gamma from stimulated T cells that the microtiter plates used in the test be smoothly coated with the proper amount of interferon-gamma antibodies. For volume manufacturing, these coated plates must also meet stringent shelf life requirements. Our plate-coating process meets these criteria and cost-effectively provides reliable results. We have also developed a proprietary approach to conducting conformance testing and validation as part of our quality control processes. We believe this approach results in significant cost savings for us without sacrificing our compliance with either good manufacturing practices or our own high standards.

As part of our test offerings, we use proprietary formulations of peptides and other reagents that we believe are important to the accuracy of our tests. Further, we have devoted substantial time and resources to the development of processes and techniques that have resulted in cost reductions in our test manufacture and in assay performance in our service laboratories. In our ODL facilities, we have streamlined the workflow process in our laboratories to allow for rapid throughput, which reduces labor costs and reduces the time we take to provide test results to our customers. In addition, we have developed and validated automated solutions for the assay process, including proprietary protocols for maximizing efficiencies garnered from the automation equipment. These methods are useful in our current test offerings, and will be applicable to future tests we may develop using our T-SPOT technology and other platforms. We believe the manufacturing process and assay performance efficiencies we have developed and employ could not easily or quickly be developed by others.

Manufacturing and laboratory facilities

Our tests are generally manufactured by us from materials we obtain from a limited number of suppliers. We manufacture our T-SPOT.TB test at our U.K. corporate headquarters in Abingdon, England, where we currently lease approximately 2,800 square feet of manufacturing space. The lease covering this space expires in 2019 and our current rent for the manufacturing space is $103,000 annually, which is subject to change. Our manufacturing facility is certified to ISO 13485 and ISO 9001. Our space in Abingdon also includes 6,400 square feet of storage/warehouse space. The lease covering this space expires in 2025 and our current rent for the storage/warehouse space is $72,000 annually, which is subject to change.

We operate three diagnostic testing laboratories, two in the United States and one in the United Kingdom, where we process samples sent to us by our customers who choose the service format of our product offering. Our U.S. laboratory facility, located in Memphis, Tennessee performs our T-SPOT.TB test and develops and performs our T-SPOT.CMV and T-SPOT.PRT tests. Our current lease for the Tennessee laboratory facility covers approximately 35,000 square feet of space and expires in 2021. Our current rent under this lease is $150,000 annually and is subject to annual increases. Our second U.S. laboratory is located in Norwood, Massachusetts and performs our tick-borne disease tests. Our current lease for the Norwood laboratory facility covers approximately 22,000 square feet of space and expires in 2021. Our current rent for the Norwood laboratory is $412,000 annually and is subject to annual increases. We also currently lease approximately 14,000 square feet in Boston, Massachusetts, which includes a clinical and research laboratory directed to the development and testing of the products acquired from Immunetics. The lease for the Boston facility expires in July 2018. Current rent under this lease is $263,000 annually.

Our U.K. laboratory is located in Abingdon, England, where we currently lease approximately 2,100 square feet of space, which includes 1,050 square feet for the diagnostic testing laboratory. The remaining 1,050 square feet is used for research and development and quality control. The lease on this space expires in 2019 and our current rent for the total U.K. laboratory space is $83,000 annually, which is subject to change.

Key supplier relationships

We use a broad range of materials in the manufacture and performance of our diagnostic tests. We purchase all raw materials used in our tests from external suppliers. We purchase some materials from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. To date, we have not experienced any significant difficulty in locating and obtaining the materials necessary to fulfill our production schedules. Because we believe that the only material supply relationships we have are those that pertain to our T-SPOT.TB test, we summarize these relationships below.

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

MicroCoat Biotechnologie GmbH. Pursuant to our 2010 supply agreement with MicroCoat Biotechnologie GmbH, or MicroCoat, which was amended in 2016, MicroCoat performs antibody coating on membrane plates using plates and antibodies we supply. Under the supply agreement, we provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the size of our orders. These antibody-coated plates are a component of tests using our T-SPOT technology.

The current term of the agreement expires, unless earlier terminated, on December 31, 2017, subject to automatic renewals for additional one-year periods in the absence of specified notice by either party. Each party has the right to terminate in the event of a material uncured breach by the other party, or in the event of a bankruptcy or insolvency proceeding involving the other party.

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

We paid a signing fee in the amount of $0.1 million and milestone payments in the aggregate amount of $0.2 million. We are not obligated to make additional milestone payments. We are obligated to pay an annual exclusivity fee during the term of the agreement, creditable against certain future purchases. The aggregate amount of exclusivity fees due under the agreement is, absent early termination, $1.8 million. Our product purchases exceeded the amount of the exclusivity fee in 2016. We receive pricing discounts based on our quarterly orders. We have also agreed to make StemCell our supplier of choice for certain types of products, subject to performance obligations of StemCell, and we are generally obligated to acquire all of our requirements for such products from StemCell.

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

Life Technologies Corporation. We entered into a supply and reseller agreement with Life Technologies Corporation, or Life Tech, in 2013, amended in 2014 and again in 2016, pursuant to which we purchase and resell a product that can be used in performing assays using our T-SPOT technology. We have minimum annual purchase obligations under this agreement, as well as obligations to purchase certain amounts based on our forecasts. The agreement expires, unless earlier terminated, on December 31, 2018. Either party may terminate for a material uncured breach, the insolvency or bankruptcy of the other party, if one of our twelve-month forecasts does not reflect any anticipated purchases of product or if we purchase no product during a consecutive twelve-month period.

Key customer relationships

Given the diversity of our product and service offerings, our customers include large hospital systems, public and private institutions such as universities, public health departments and physician groups. Our customer relationships also include our distributors outside of the U.S. We believe our relationships with two of the distributors of our T-SPOT.TB test are key customer relationships.

Shanghai Fosun Long March Medical Science Co. Ltd. We have a distribution agreement with Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, pursuant to which Fosun distributes our TB-related products in China. Under the distribution agreement, Fosun serves as our exclusive distributor in a territory consisting of the People’s Republic of China, including Macau Special Administrative Regions, and also serves as our non-exclusive distributor in Hong Kong. Fosun commits to using its best efforts to promote, sell and distribute our products in the territory in compliance with our policies and procedures and applicable law. The agreement imposes certain annual minimum purchase obligations at agreed upon pricing and covers our products, as well as other accessories which may be used in conjunction with our products. Fosun is obligated to refrain from dealing in any products in the territory which would be competitive with ours through a period extending 12 months after the termination of the agreement.

The agreement expires on January 1, 2021. Either party may terminate the agreement for a material uncured breach or in the event of bankruptcy or an equivalent winding up of the other party’s business. We may terminate the agreement if Fosun does not meet the minimum purchase requirements, for late payment or if Fosun undergoes a change in control. In November 2016, we amended the distribution agreement to provide a certain quantity of T-SPOT.TB test kits at no charge for use in Fosun’s discount programs in 2016, subject to Fosun’s achievement of minimum purchase quantities.

Riken Genesis Co., Ltd. We sell our T-SPOT.TB test to a Japanese importer, Riken Genesis Co., Ltd., or Riken, which also serves as our marketing authorization holder in Japan, a position required by Japanese regulatory authorities. We entered into a marketing authorization holder agreement with Riken in 2011 and it was amended in 2013 and 2016. Pursuant to this agreement, Riken provides services for importation into Japan. We initially paid an initiation fee to Riken in the amount of ¥200,000, or approximately $1,600. We currently pay Riken a flat monthly fee in the amount of ¥150,000, or approximately $1,300, and also pay a single-digit percentage commission based on the prices at which end users purchase our products. The initial agreement with Riken had a one-year term and automatically renews for additional one-year periods in the absence of specified notice by either party. Either party may terminate for a material uncured breach or in the event of bankruptcy, insolvency or similar proceedings of the other party.

Government regulation

Federal Food, Drug, and Cosmetic Act

In the United States, in vitro diagnostics, or IVDs, are regulated by the FDA as either medical devices or biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, depending on their intended use. IVDs that are used as diagnostics are regulated as medical devices. IVDs that are used to screen donor blood are regulated as biological products, which have two different regulatory pathways.

Marketing pathways

There are two regulatory pathways to receive authorization to market IVDs intended for diagnostic purposes: a premarket application, or PMA, and a 510(k) premarket notification. The regulatory pathway to receive authorization to market an IVD intended for blood screening is by a Biologics License Application, or BLA. The FDCA establishes a risk-based standard for determination of the pathway for which a particular IVD device is eligible.

The information that must be submitted to the FDA to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling and adherence to the FDA’s quality system regulation, which establishes device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to these requirements as well as to premarket approval. Most Class I devices are exempt from premarket submissions to the FDA; most Class II devices require the submission of a 510(k) premarket notification to the FDA; and Class III devices require submission of a PMA application. Our T-SPOT.TB test is a Class III device and our C6 Lyme ELISA kit is a Class II device. We have other Class II devices that have received 510(k) clearance from FDA that we acquired through our acquisition of Immunetics.

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

510(k) Clearance. Our C6 Lyme ELISA kit has obtained 510(k) clearance from FDA. A traditional 510(k) submission requires demonstration of substantial equivalence to a previous legally marketed device that was not subject to PMA. If a substantial equivalence cannot be demonstrated and the test is of low to moderate risk, the FDA may allow a de novo 510(k) submission. Submission of either a traditional or de novo 510(k) notification is subject to a 90-day FDA review period. Questions from the FDA, requests for additional data and referrals to advisory committees may delay the process considerably and the FDA may ultimately limit the indications for which the device may be marketed. Marketing of an IVD medical device may begin as soon as FDA clearance is granted.

Biological License Application. The BLA process is similar to a PMA in that it must be supported by detailed and comprehensive scientific evidence, including clinical data to demonstrate the safety and efficacy of the biological product for its intended use in donor blood screening. Blood screening assay development follows the same general pathway followed for drugs and vaccines. Before an application is submitted, an Investigational New Drug application (IND) must be submitted and completed. The IND describes the biological product, its method of manufacture, and quality control tests for release, as well the comprehensive clinical trial protocols. We currently have three BLAs in review with FDA.

FDA Guidance on Laboratory Developed Tests. The FDA has historically exercised enforcement discretion over the regulation of Laboratory Developed Tests, or LDTs. In October 2014, the FDA issued draft guidance for the oversight of LDTs that included notification and medical device reporting. Under the draft guidance, the FDA sought to classify LDTs as high, medium or low risk tests, which would then dictate the regulatory route to be followed for each test. In November 2016, the FDA announced that it would not finalize its guidance during 2016. It is uncertain whether the guidance in its current form will be finalized or if, and when, alternate guidance may be issued by the agency.

Post-marketing regulations and controls

Under the medical device and biological products regulations, the FDA regulates quality control and manufacturing procedures by requiring us to demonstrate and maintain compliance with the quality system regulation, which sets forth the FDA’s current good manufacturing practices requirements for medical devices and biological products. The FDA monitors compliance with the quality system regulation and current good manufacturing practices requirements by conducting periodic inspections of manufacturing facilities. FDA inspections in the United States are typically unannounced. FDA inspections outside the United States are coordinated with the companies being inspected. Violations of applicable regulations noted by the FDA during inspections of our manufacturing facilities could adversely affect the continued marketing of our tests.

The FDA also enforces post-marketing controls that include the requirement to submit product reports to the agency when a manufacturer becomes aware of information suggesting that any of its marketed products may have caused or contributed to a death, serious injury or serious illness or any of its products has malfunctioned and that a recurrence of a malfunction would likely cause or contribute to a death or serious injury or illness. The FDA relies on product reports to identify product problems and utilizes these reports to determine, among other things, whether it should exercise its enforcement powers. The FDA also enforces the requirement that manufacturers submit reports of recalls and field actions to the FDA if the actions are initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. The FDA may also require post-market surveillance studies for specified devices.

FDA regulations also govern, among other things, the preclinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices and biological products. In addition to compliance with good manufacturing practices and product reporting requirements, we are required to comply with the FDCA’s general controls, including establishment registration, device listing and labeling requirements. If we fail to comply with any requirements under the FDCA, we could be subject to, among other things, fines, injunctions, civil penalties, recalls or product corrections, total or partial suspension of production, denial of premarket notification clearance or approval of products, rescission or withdrawal of clearances and approvals, and criminal prosecution. We cannot assure you that any final FDA policy, once issued, or future laws and regulations concerning the manufacture or marketing of medical devices will not increase the cost and time to market of new or existing tests. If we fail to comply with these FDA regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA.

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

Our T-SPOT.TB test has been approved for sale in over 50 countries, including in Europe, China, and Japan. Our T-SPOT.TB test obtained a CE mark in 2004, CFDA approval in China in 2010 and re-registration in 2014, and MHLW approval in Japan in 2012. Our T-SPOT.CMV and T-SPOT.PRT tests obtained CE marks in 2015 and our C6 Lyme ELISA kit obtained a CE mark in 2011.

Laboratory certification, accreditation and licensing

As a company engaged in the diagnostic testing business, we are required to maintain certain federal and state licenses, certificates and permits.

United States. In the United States, CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality assurance and participation in proficiency testing, which involves comparing the results of tests on specimens that have been specifically prepared for our laboratory to the known results of the specimens. The CLIA requirements also apply as a condition for participation by clinical laboratories under the Medicare program. Under the CLIA regulations, the complexity of the tests performed determines the level of regulatory control. United States Department of Health and Human Services, or HHS, classifies our T-SPOT tests and our tests directed to tick-borne diseases as high-complexity tests. As a result, we must employ more experienced and highly educated personnel, as well as additional categories of employees.

HHS, or an organization to which HHS delegates authority, verifies compliance with CLIA standards through periodic on-site inspections. Sanctions for failure to meet these certification, accreditation and licensure requirements include suspension or revocation of the certification, accreditation or license, as well as imposition of plans to correct deficiencies, injunctive actions and civil and criminal penalties. If HHS should remove or suspend our CLIA certificates, we would be forced to cease performing testing at our U.S. laboratories in Memphis, Tennessee or Norwood, Massachusetts.

Our U.S. laboratories are also accredited by CAP. The CAP Laboratory Accreditation Program is an internationally recognized program that utilizes teams of practicing laboratory professionals as inspectors, and accreditation by CAP can often be used to meet CLIA and state certification requirements. Additionally, a few states require out-of-state laboratories to obtain a license prior to performing testing on samples originating from such states and to take certain notice or approval steps in connection with the performance by such laboratories of additional tests. The failure to maintain such licenses or approvals would force us to cease performing the applicable tests on samples originating from such a state.

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

U.S. federal and state billing and fraud and abuse laws

Although only about 15% of our U.S. diagnostics business currently involves payment by third-party payors, including government payors, we are subject to numerous laws governing billing for health care services.

Antifraud laws / overpayments. As participants in federal and state healthcare programs, we are subject to numerous federal and state anti-fraud and abuse laws. Prohibitions under some of these laws include:

●	the submission of false claims or false information to government programs;
●	deceptive or fraudulent conduct;
●	excessive or unnecessary services or services at excessive prices; and
●	defrauding private sector health insurers.

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

We are subject to comparable state laws, some of which apply to all payors regardless of source of payment, and do not contain identical exceptions to the Stark law. The self-referral laws may cause some physicians who would otherwise use our laboratory to use other laboratories for their testing. Providers are subject to sanctions for claims submitted for each service that is furnished based on a referral prohibited under the federal self-referral laws. These sanctions include denial of payment, obligation to issue refunds, civil monetary payments and exclusion from participation in federal healthcare programs and civil monetary penalties. They may also include penalties for applicable violations of the False Claims Act, which may require payment of up to three times the actual damages sustained by the government, plus civil penalties of up to $10,781 to $21,563 for each separate false claim.

U.S. health care reform

In March 2010, the PPACA was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. However, potential changes to the PPACA may result from the 2016 U.S. elections. The Physician Payment Sunshine Act, enacted as part of PPACA, and its implementing regulations require medical device manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to report this information to CMS. Various states have also implemented regulations prohibiting certain financial interactions with healthcare professionals and/or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.

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

Employees

As of December 31, 2016, we had 432 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. For the fiscal years ended December 31, 2016, 2015 and 2014, we had net losses of $22.3 million, $24.5 million and $22.2 million, respectively, and we had an accumulated deficit at December 31, 2016 of $168.7 million. Substantially all of our operating losses in these periods resulted from costs incurred in connection with sales and marketing of our T-SPOT.TB test, general and administrative costs associated with our operations and our research and development programs. Even though we generate revenue from our T-SPOT.TB test, we anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Because of the numerous risks and uncertainties associated with developing and commercializing diagnostic products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for at least the next few years as we work to develop other product candidates based on our T-SPOT technology.

We have not achieved profitability and our ability to become profitable depends upon our ability to generate revenue. In 2004, we began to generate revenue from the sale and marketing of our T-SPOT.TB test, but we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits on sales of our T-SPOT.TB test is subject to market acceptance in market segments we currently serve, as well as in new market segments and new geographies, and our ability to obtain regulatory body clearance to market any of our products. In addition, we may be compelled to sell our T-SPOT.TB test at lower prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally. Any price erosion would impede our ability to generate revenue. If we are unable to generate sufficient revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may require substantial additional capital resources to fund our operations. We may not be able to obtain additional capital resources on favorable terms and if we cannot find additional capital resources, we may have difficulty operating our business. Raising additional capital may also cause dilution to our existing shareholders.

As of December 31, 2016, we had cash and cash equivalents of $59.1 million and working capital (total current assets less total current liabilities) of $63.7 million. While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans for at least the next 12 months, we may require additional funds, either through additional equity or debt financings, strategic collaboration agreements, sale of assets or from other sources. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. Further, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Our future capital requirements will depend on many factors, including revenue generated from the sale of our T-SPOT.TB test, margins, operating expenses and our ability to control costs associated with our operations, and the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights. The availability of additional capital will also depend on many factors, including the market price of our ordinary shares and the availability and cost of additional equity capital from existing and potential new investors, our ability to retain the listing of our ordinary shares on The NASDAQ Global Market and general economic and industry conditions affecting the availability and cost of capital.

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

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

On October 4, 2016, we entered into an agreement with MidCap Financial, or the MidCap agreement, that provides us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million. We did not borrow under the revolving line of credit during 2016.

As of December 31, 2016, we had $30.0 million of indebtedness under the MidCap agreement. Such indebtedness could have important consequences to us. For example, it could:

●	make it difficult for us to satisfy our other debt obligations;
●	make us more vulnerable to general adverse economic and industry conditions;
●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
●	expose us to interest rate fluctuations because the interest rate on the debt under the MidCap agreement is variable;
●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

●	economic and demand factors affecting our industry;
●	pricing pressures;
●	increased operating costs;
●	competitive conditions; and
●	other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount to fund our debt service obligations. Our obligations pursuant to the MidCap agreement are secured by first priority security interests in substantially all of our assets. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

We may incur additional indebtedness in the future, including pursuant to the MidCap agreement. Our incurrence of additional indebtedness would intensify the risks described above.

The MidCap agreement contains various covenants limiting the discretion of our management in operating our business.

The MidCap agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;
●	grant liens on assets;
●	make investments, including capital expenditures;
●	sell or acquire assets outside the ordinary course of business; and
●	make fundamental business changes.

If we fail to comply with the restrictions in the MidCap agreement, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

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

The clinical diagnostics market is highly competitive, and we must be able to compete effectively against existing and future competitors in order to be successful. In selling our T-SPOT.TB test, we compete primarily with existing diagnostic technologies, particularly the TST, which is widely used as a test for TB infection. In addition, we compete with QFN which, like our T-SPOT.TB test, employs an IGRA method for detecting tuberculosis infection. If we are unable to differentiate our diagnostic tests from those of our competitors, our business may be materially and adversely affected. In addition, improvements in these technologies or the development of new technologies for diagnosing tuberculosis and the introduction of products that compete with our T-SPOT.TB test could adversely impact our ability to sell our T-SPOT.TB test or the sales price of the test. This could impact our ability to market our test and/or secure a distribution partner, both of which could have a substantial impact on the value of our T-SPOT.TB test.

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

Although third-party payors accounted for only about 10% of our total revenue for the year ended December 31, 2016, we currently rely in part, and may in the future more heavily rely, on obtaining third-party payment or reimbursement for our test. We or our customers receive payment from individual patients and from a variety of payors, such as commercial insurance carriers, including managed care organizations and governmental programs, primarily Medicare and Medicaid in the United States. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.

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

We depend upon a limited number of suppliers, and certain components of our products may only be available from a sole source or limited number of suppliers.

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

We sell our T-SPOT.TB test through a direct sales force in the United States, certain European countries and Japan. In Japan, while we maintain end-user relationships through our direct sales force, we sell through a single importer of record, Riken. In other parts of the world, we sell through distributors. For example, in China, we sell through a single distributor, Fosun. For the year ended December 31, 2016, sales to Fosun and through Riken together accounted for 29% of our total revenue, with Fosun accounting for 15% and Riken accounting for 14%. In the event that either of these customers or any other significant customer substantially reduces its purchases of our products, particularly if this occurs without adequate advance notice to enable us to secure alternate importation or distribution arrangements, our results of operations could be materially and adversely affected.

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

We currently perform our T-SPOT.TB test for our service offering in the United States exclusively in a single laboratory facility in Memphis, Tennessee, and in the United Kingdom exclusively in a single laboratory facility in Abingdon, England. In addition, our service offering for the testing for tick-borne diseases is performed exclusively in a single laboratory facility in Norwood, Massachusetts. If these or any future facilities were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if performance of our laboratories is disrupted for any other reason, we may not be able to perform our tests or generate test reports as promptly as our customers expect, or possibly not at all. Building or finding a replacement facility could be difficult, expensive and time consuming and any new laboratory would need to satisfy the various certification, accreditation and licensing requirements to which our current laboratory facilities are subject, including, for example, CLIA requirements in the United States. If we are unable to perform our tests or generate test reports within a timeframe that meets our customers’ expectations, our business, financial results and reputation could be materially harmed.

As of December 31, 2016, we maintain insurance coverage totaling $13.5 million against damage to our property and equipment and an additional $56.6 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, however, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses. Even if we cover our losses, our business, financial results and reputation could be materially harmed.

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

Customers in the United States and the United Kingdom ship samples to us by air and ground express courier delivery service for testing in our Memphis, Tennessee, Norwood, Massachusetts and Abingdon, England facilities. If we suffer from disruptions in delivery service, whether due to bad weather, natural disaster, terrorist acts or threats, or for other reasons, we may be unable to provide timely services to customers or at all. As a result, such disruptions could materially and adversely affect our financial results and our reputation.

Because our business relies heavily on international operations and revenue, changes in currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Our business relies heavily on our operations outside the United States. For the year ended December 31, 2016, 42% of our total revenue was derived from sales outside the United States. Because we currently operate in three major regions of the world (the United States, Europe and rest of world, or Europe & ROW, and Asia), our revenue is denominated in multiple currencies. Sales in the United States are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars and sales in Japan are denominated in Yen but, in each case, these sales are made by our U.K.-based legal entity where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the European Union countries whose national currency is the Euro, or the Euro Zone, we will be subject to exchange rate risk from additional currencies. As a result, our exchange rate exposure may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in currency exchange rates or the degree to which we can effectively mitigate these risks.

In addition, the weakening of foreign currencies relative to the U.S. Dollar may require us to reduce prices to allow distributors to maintain profitable businesses. As a result, sales and earnings of our products in countries outside the United States may be materially adversely affected by foreign currency exchange rate fluctuations.

A decline in the state of the global economy and financial market conditions could adversely affect our ability to conduct business and our results of operations.

Global economic and financial market conditions, including disruptions in the credit markets and the threat of or impact of global economic deterioration may materially impact our customers and other parties with whom we do business. Such conditions could negatively affect our future sales of our products. A decline in general economic and financial market conditions could materially adversely affect our financial condition and results of operations. Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, a decrease in our ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers. The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects and shifts in business strategies for many of our customers. Such events could, in turn, adversely affect our business through loss of sales.

Uncertainty arising from global political events, including as a result of the June 2016 referendum on the United Kingdom’s exit from the European Union, could adversely affect our ability to conduct business and our results of operations.

On June 23, 2016, the United Kingdom, or U.K., held a non-binding referendum, commonly referred to as “Brexit”, in which voters approved an exit from the European Union, or E.U. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the E.U. in accordance with its own constitutional requirements. The formal process for leaving the E.U. will be triggered only when the U.K. delivers an Article 50 notice to the European Council, although informal negotiations around the terms of any exit may be held before such notice is given. On November 3, 2016, the U.K.'s High Court decided that the U.K. Government could not provide official notice to leave the E.U. without the U.K. Parliament's approval. The U.K. Government appealed this decision, an appeal hearing was held before the U.K. Supreme Court, and the judgment followed on January 24, 2017 affirming the original decision. While the judgment is not expected to stop Brexit from occurring, it could affect the terms, nature and timetable of the exit.

Delivery of the Article 50 notice will start a two-year period for the U.K. to exit from the E.U., although this period can be extended with the unanimous agreement of the European Council. Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the U.K.’s membership in the E.U. would end automatically on the expiration of that two-year period.

Although it is unknown what the terms of the U.K.’s future relationship with the E.U. will be, it is possible that there will be greater restrictions on trade between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. The announcement of Brexit also caused significant volatility in global currency markets. The fluctuation of currency exchange rates may expose us to gains and losses on non U.S. currency transactions and impact the purchasing power of our non U.S. currency customers, causing them to decrease or cancel orders or default on payment. Any global political uncertainty similar to the Brexit referendum could similarly harm our ability to conduct our business and our results of operations.

Significant developments stemming from the recent U.S. presidential election could have a material adverse effect on us.

On January 20, 2017, Mr. Donald J. Trump was inaugurated as the president of the United States. As a presidential candidate, President Trump expressed concerns regarding existing trade agreements, such as the North American Free Trade Agreement (NAFTA), and raised the possibility of imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. President Trump has also indicated an intention to request Congress to make significant changes to U.S. tax laws, significant changes, replacement or elimination of the PPACA, and government negotiation/regulation of drug prices paid by government programs. Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, U.S. tax laws, foreign trade, immigration, manufacturing, and development and investment in the territories and countries where we or our customers and suppliers operate could adversely affect our operating results and our business.

We have in the past and may in the future seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on our operating results and the value of our ordinary shares.

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

We have completed three acquisitions since 2014. On July 31, 2014, we acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. On July 1, 2016, we acquired substantially all of the assets of Imugen, a privately owned Massachusetts corporation specializing in the development and performance of testing for tick-borne diseases, including Lyme disease. On October 12, 2016, we acquired Immunetics, a privately owned Massachusetts corporation focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease.

These acquisitions brought us additional product pipeline opportunities which we believe are well-suited to our growing commercial infrastructure, but there can be no assurance that we will be able to successfully develop and complete the development or commercialization of the products that we acquired in these acquisitions. Further, even if we are able to profitably commercialize the underlying product candidates, there is no guarantee that we will be able to do so before any competitors develop and commercialize similar products.

We could have difficulty in integrating acquired businesses, including the businesses of Boulder, Imugen and Immunetics, which may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from these acquisitions. The integration of acquired businesses could result in the loss of key employees, disruption of our business or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair our ability to grow our existing businesses. Also, the negative effect of any financial commitments required by regulatory authorities or rating agencies in acquisitions or business combinations may be greater than expected.

In addition to our completed acquisitions, any acquisitions we undertake in the future could be expensive and time consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to manage acquisitions or investments, or integrate any future acquired businesses, products or technologies effectively, our business, results of operations and financial condition may be materially and adversely affected.

If we fail to successfully develop and complete our IPR&D program, our future operating results could be materially adversely impacted.

There can be no assurance that we will be able to successfully develop and complete the acquired IPR&D program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all. Our acquired IPR&D assets include $9.2 million for IPR&D acquired in conjunction with the Imugen acquisition and $7.0 million for IPR&D acquired in conjunction with the Immunetics acquisition. If the acquired IPR&D program fails or is abandoned during development, then we may not realize the value we have estimated and recorded in our financial statements on the acquisition date, and we may also not recover the research and development investment made since the acquisition date to further develop that program. If such circumstances were to occur, our future operating results could be materially adversely impacted.

Write-offs related to the impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets may adversely impact our results of operations.

During the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis and better inform therapies by measuring the strength of the underlying uric acid induced inflammation. As a result of this decision, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to an assay for Lyme disease that was acquired in conjunction with the Boulder acquisition, when it was determined that the Boulder IPR&D will not directly yield any products.

During the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000.

We may incur additional non-cash charges related to impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets. We are required to perform periodic impairment reviews of these assets at least annually. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value of the assets. Any such write-downs could adversely impact our operating results.

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

As of December 31, 2016, our available U.S. federal net operating losses, or NOLs, totaled $125.3 million and U.S. state loss carryforwards totaled $112.5 million. The amount of these NOLs remains subject to review and possible adjustment by the Internal Revenue Service and state revenue authorities, as applicable. NOLs may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant shareholders (or certain shareholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic NOLs that can be utilized annually to offset future taxable income. The amount of this annual limitation is determined based on our value immediately prior to the ownership change. We have completed several financings since our inception, as well as the initial public offering, or IPO, of our ordinary shares and an offering of additional ordinary shares that closed on February 4, 2015, that may have resulted in one or more ownership changes under this definition. If we are deemed to have undergone an ownership change by virtue of these transactions, we may not be able to utilize a material portion of our NOLs even if we attain profitability. Future changes in our share ownership, some of which are outside of our control, could result in additional ownership changes for purposes of these rules. We are unable to predict future ownership changes or the way an ownership change could limit the use of our NOLs.

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

HHS has classified our T-SPOT and tick-borne disease tests as high-complexity tests under CLIA. Under CLIA, personnel requirements for laboratories conducting high-complexity tests are more stringent than those applicable to laboratories performing less complex tests. As a result of these personnel requirements, we must employ more experienced or more highly educated personnel and additional categories of employees, which increases our operating costs. If we fail to meet CLIA requirements, HHS or state agencies could require us to cease some or all of the tests that we offer. Continued compliance with CLIA requirements may cause us to incur significant expenses and potentially lose revenue in doing so. Moreover, new interpretations of current regulations or future changes in regulations under CLIA may make it difficult or impossible for us to comply with our CLIA classification, which would significantly harm our business.

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

The testing, manufacturing and marketing of medical diagnostic tests such as our T-SPOT.TB test entail an inherent risk of product liability claims. Further, providing clinical testing services entails a risk of claims for errors or omissions made by our laboratory staff. Potential liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. As of December 31, 2016, we had product liability insurance of $12.4 million. Our existing insurance will have to be increased in the future if we are successful at introducing new diagnostic products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our T-SPOT.TB test. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we violate provisions of the Bribery Act, the FCPA or other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation into or audit of us of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by U.K., U.S. or other authorities could subject us to fines or criminal or other penalties, which could have an adverse impact on our reputation, our business, results of operations and financial condition.

Healthcare reform measures could hinder or prevent the commercial success of our diagnostic tests.

In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, the PPACA, which may have far-reaching consequences for many healthcare companies, including diagnostic companies like us. For example, if reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, our business could be materially and adversely impacted. However, given the results of the November 2016 U.S. presidential election, the future of the PPACA is uncertain and at this juncture there will be a period of uncertainty regarding the PPACA’s repeal, modification or replacement, any of which could have long term financial impact on the delivery of and payment for healthcare in the U.S.

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

Actual and anticipated changes to the regulations of the healthcare system may have a negative impact on the cost of healthcare coverage and reimbursement of healthcare services and products.

The FDA and comparable agencies in other jurisdictions directly regulate many critical activities of life science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend in part on the availability and amount of reimbursement by third-party payors, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payors of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the PPACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. In early 2017, Congress voted in favor of a budget resolution that will produce legislation that, if passed, would repeal certain aspects of the PPACA. Congress is also considering subsequent legislation to replace or repeal elements or all of the PPACA. In addition, there have been recent public announcements by members of Congress and the new presidential administration regarding their plans to repeal and replace the PPACA. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our business.

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

In addition to pursuing patents on our technology, we seek to protect our intellectual property and proprietary technology by entering into intellectual property assignment agreements with our employees, consultants and third-party collaborators. See “—We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.”

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

Even if we prevail in such a proceeding, the remedy we obtain may not be commercially meaningful or adequately compensate us for any damages we may have suffered. If we do not prevail in such a proceeding, our patents could potentially be declared to be invalid, unenforceable or narrowed in scope, or we could otherwise lose valuable intellectual property rights. Similar proceedings involving the intellectual property we license could also have an impact on our business. For example, the scope of one of the European patents that we license from Rutgers, The State University of New Jersey, was recently narrowed as a result of a third-party opposition proceeding before the European Patent Office. The decision is currently under appeal and the outcome of that appeal may adversely affect our competitive position. Further, if any of our other owned or licensed patents are declared invalid, unenforceable or narrowed in scope, our competitive position could be adversely affected.

In addition, our research, development and commercialization activities, including our T-SPOT.TB test, may infringe or be claimed to infringe patents or other intellectual property rights owned by other parties. Certain of our competitors and other companies have substantial patent portfolios, and may attempt to use patent litigation as a means to obtain a competitive advantage or to extract licensing revenue. The risks of being involved in such litigation may also increase as we gain greater visibility as a public company and as we gain commercial acceptance of our products and move into new markets and applications for our products. There may also be patents and patent applications that are relevant to our technologies or tests that we are not aware of. For example, certain relevant patent applications may have been filed but not published. If such patents exist, or if a patent issues on any of such patent applications, that patent could be asserted against us. In addition to patent infringement claims, we may also be subject to other claims relating to the violation of intellectual property rights, such as claims that we have misappropriated trade secrets or infringed third-party trademarks.

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

We rely on trade secrets to protect our proprietary know-how and technological advances, particularly where we do not believe patent protection is appropriate or obtainable. Nevertheless, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, third-party collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to seek to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. Further, courts outside the United States may be less willing to protect trade secrets. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, our trade secrets and proprietary information may be misappropriated as a result of breaches of our electronic or physical security systems in which case we may have no legal recourse. Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop products that compete with our product or cause additional, material adverse effects upon our competitive business position.

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

Our executive officers, directors, and 5% or greater shareholders and management own a significant percentage of our ordinary shares and will be able to exercise significant influence over matters subject to shareholder approval.

Our executive officers, directors, and 5% or greater shareholders beneficially own a substantial percentage of our ordinary shares. For example, based upon the Beneficial Ownership Table filed with the 2016 Proxy Statement, as of April 25, 2016, our executive officers, directors, and 5% or greater shareholders held of record approximately 31% of our outstanding ordinary shares in the aggregate. We expect that these shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or our Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our ordinary shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our U.K. corporate headquarters and operations, including our laboratory facility, are located in Abingdon, England, where we currently lease approximately 9,700 square feet of office space, 2,800 square feet of manufacturing space, 2,100 square feet of laboratory space, and 6,400 square feet of storage/warehouse space. The leases on these facilities expire in 2019, with the exception of the storage/warehouse space which expires in 2025. Our current rents under these leases are $370,000 annually for the office, $103,000 annually for the manufacturing space, $83,000 annually for the laboratory, and $72,000 annually for the storage/warehouse space, each of which are subject to change.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts. In August 2015, we entered into a lease amendment on this location to extend the term of the lease by two years through October 31, 2020. In addition, beginning in March 2016, the lease amendment expanded our office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. We will have an option to extend the lease for one additional term of five years. Our main U.S. laboratory facility is located in Memphis, Tennessee, where we currently lease approximately 35,000 square feet of space. The lease on this facility expires in 2021. Our current rent under this lease is $150,000 annually, subject to annual increases. The two laboratory facilities acquired in 2016 are located in Norwood and Boston, Massachusetts. We currently lease approximately 22,000 square feet of space in Norwood and approximately 18,000 square feet in Boston. The Norwood lease expires in 2021, while the Boston lease expires in 2018. Our current rent under the Norwood lease is $412,000 annually, subject to annual increases. Our current rent under the Boston lease is $263,000 annually.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business.

Item 3. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited. Trial is set for January 16, 2018. We can provide no assurance as to the likely outcome of the litigation.

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

	Year ended December 31, 2016		Year ended December 31, 2015
	High	Low	High	Low
First quarter	$12.13	$8.45	$15.04	$11.36
Second quarter	11.91	8.50	14.85	11.63
Third quarter	12.99	7.73	14.99	10.41
Fourth quarter	15.18	11.88	14.25	11.08

Shareholders

On February 1, 2017, there were 10 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name. On February 21, 2017, the last reported sale price per share of our ordinary shares on The NASDAQ Global Market was $13.45.

Dividends

We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be made at the discretion of our Board of Directors and will depend on then existing conditions, including our results of operations, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. Under English law, we may pay dividends only out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less our accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries.

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

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

Among Oxford Immunotec Global PLC, the NASDAQ Composite Index,
and S&P Smallcap 600 Health Care index

$160
$140
$120
$100
$80
$60
$40
$20
$0
11/22/13
11/30/13
12/31/13
1/31/14
2/28/14
3/31/14
4/30/14
5/31/14
6/30/14
7/31/14
8/31/14
9/30/14
10/31/14
11/30/14
12/31/14
1/31/15
2/28/15
3/31/15
4/30/15
5/31/15
6/30/15
7/31/15
8/31/15
9/30/15
10/31/15
11/30/15
12/31/15
1/31/16
2/29/16
3/31/16
4/30/16
5/31/16
6/30/16
7/31/16
8/31/16
9/30/16
10/31/16
11/30/16
12/31/16
Oxford Immunotec Global PLC
NASDAQ Composite
S&P Smallcap 600 Health Care index

*$100 invested on 11/22/13 in ordinary shares or 10/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

This performance graph is being furnished pursuant to SEC rules and will not be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference.

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended December 31,
(in thousands, except share and per share data)	2016	2015	2014	2013(1)	2012
Consolidated statement of operations data:
Revenue	$86,078	$62,782	$49,505	$38,784	$20,685
Cost of revenue	39,472	29,544	24,009	18,600	12,424
Gross profit	46,606	33,238	25,496	20,184	8,261
Operating expenses:
Research and development	13,881	10,381	6,961	2,146	1,947
Sales and marketing	34,964	30,402	25,487	13,270	11,177
General and administrative	23,181	16,010	14,837	12,119	8,068
Change in fair value of contingent purchase price consideration	(1,208)	202	72	—	—
Intangible assets impairment charges	1,765	419	—	—	—
Total operating expenses	72,583	57,414	47,357	27,535	21,192
Loss from operations	(25,977)	(24,176)	(21,861)	(7,351)	(12,931)
Other expense	(146)	(156)	(159)	(1,221)	(2,103)
Loss before income taxes	(26,123)	(24,332)	(22,020)	(8,572)	(15,034)

Income tax benefit (expense)	3,774	(146)	(154)	(92)	151
Net loss	$(22,349)	$(24,478)	$(22,174)	$(8,664)	$(14,883)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.00)	$(1.12)	$(1.28)	$(2.26)	$(8.44)
Weighted-average shares used to compute net loss attributable to ordinary shareholders, basic and diluted	22,353,713	21,781,933	17,310,148	3,830,837	1,763,728
Supplemental financial metric:
Adjusted EBITDA (2)	$(18,469)	$(18,167)	$(17,664)	$(6,008)	$(12,131)

(1)	Net loss includes $1.9 million of accounting and auditing costs related to our registration statement on Form S-1, filed in connection with our IPO.

(2)

Adjusted EBITDA is a non-Generally Accepted Accounting Principles, or non-GAAP, financial measure that we calculate as profit (loss), adjusted for tax benefit (expense), interest expense, net, depreciation and amortization, share-based compensation, unrealized exchange fluctuations, loss on change in fair value of warrants, loss on change in fair value of derivative instrument, change in fair value of contingent purchase price consideration, and intangible assets impairment charges. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Our presentation of Adjusted EBITDA is not made in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from others in the industry. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations.

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,110	$83,715	$50,165	$76,494	$12,578
Total assets	124,012	109,852	73,849	92,744	25,483
Total liabilities	51,048	17,160	13,240	11,992	8,534
Total shareholders’ equity	72,964	92,692	60,609	80,752	16,949

Shares outstanding:
Preferred ordinary shares	—	—	—	—	7,301,371
Ordinary shares	22,635,431	22,549,488	17,614,650	17,255,267	2,153,974

The following table presents a reconciliation of net loss, the most comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated:

Reconciliation of net loss to Adjusted EBITDA (1)

(unaudited)

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Reconciliation of net loss to adjusted EBITDA
Net loss	$(22,349)	$(24,478)	$(22,174)	$(8,664)	$(14,883)
Income tax (benefit) expense	(3,774)	146	154	92	(151)
Interest expense, net	864	67	52	328	1,477
Depreciation and amortization	3,094	2,142	1,742	1,101	801
EBITDA	(22,165)	(22,123)	(20,226)	(7,143)	(12,756)
Reconciling items:
Share-based compensation expense	5,019	3,485	2,521	140	79
Unrealized exchange (gains) losses	(1,880)	(150)	(53)	155	546
Loss on change in fair value of warrants	—	—	22	279	—
Loss on change in fair value of derivative instrument	—	—	—	561	—
Change in fair value of contingent purchase price consideration	(1,208)	202	72	—	—
Intangible asset impairment charges	1,765	419	—	—	—
Adjusted EBITDA	$(18,469)	$(18,167)	$(17,664)	$(6,008)	$(12,131)

(1)

EBITDA and Adjusted EBITDA are non-GAAP measures that we calculate as net loss, adjusted for the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. We believe that these measures provide useful information to investors in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Our presentation of these measures is not made in accordance with U.S. GAAP, and our computation of these measures may vary from others in the industry. Our use of these measures has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

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

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for under-served immune-regulated conditions. Our current product lines and development activities principally focus on four areas: infectious diseases, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful and cost-effective. Lastly, we believe these conditions to be under-served as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

On July 1, 2016, we acquired substantially all of the assets of Imugen, Inc., or Imugen, a privately owned Massachusetts corporation specializing in developing and commercializing proprietary tests for tick-borne diseases, including Lyme disease.

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

Our first product, the T-SPOT®.TB test, is used to test for tuberculosis, or TB, infection and leverages our proprietary T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland and Germany. We have also established the cost-effectiveness of our test in several published studies.

Our second product line is a range of assays for tick-borne diseases, such as Lyme disease, obtained through the acquisitions of Imugen and Immunetics, in 2016. Tick-borne disease is the collective name for diseases passed to humans through the bite of an infected tick. The most prevalent and well known tick-borne disease is Lyme disease, but there are others such as anaplasmosis, ehrlichiosis, and babesiosis. If left unrecognised, and therefore untreated, they may go on to cause significant downstream morbidity, including in rare cases death. Our diagnostic tests for tick-borne infections include multiple proprietary laboratory developed tests, or LDTs, offered from our Clinical and Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratory in Massachusetts and an FDA cleared test kit utilizing the C6 peptide, which is a marker specific to Lyme disease. Our C6 Lyme ELISA kit is also CE marked in the European Union. Our tick-borne disease tests utilize molecular methods (such as polymerase chain reaction) and techniques to prosecute the immune system, and offer advantages over current tests and are widely reimbursed in the U.S. using existing codes on fee schedules.

Our third product line is a series of assays for use in blood screening, building upon our expertise in tick-borne disease. The parasite Babesia microti which causes babesiosis can be transmitted through the transfusion of infected blood, as well as by the bite of an infected tick. We are developing three assays for use in screening the U.S. blood supply for Babesia microti. We have submitted biological license applications for these three assays and they are currently under review by the FDA.

Babesiosis is a tick-borne disease characterized by a wide spectrum of clinical manifestations that range from asymptomatic to severe acute or even fatal illness. While the disease is generally mild to moderate in children and young healthy adults, it is more severe in neonates, the elderly and immunocompromised individuals such as those undergoing treatment for cancer. Babesiosis is predominately caused by a parasite called Babesia microti. While it is primarily transmitted through a tick bite, babesiosis can also be transmitted by blood transfusion. In fact, transfusion-transmitted babesiosis is responsible for the highest percentage (38%) of tranfusion-related infectious fatalities reported to the FDA in transfusion recipients and Babesia microsi is the highest ranking pathogen in the U.S. transmitted by blood tranfusion for which no donor screening is available. The transmission risk of Babesia microti is comparable to the transmission risk of HIV, HBV, and HCV prior to the implementation of routine blood screening programs for these pathogens. Screening for Babesia microti, therefore, has become a priority for the FDA.

Our T-SPOT. CMV and T-SPOT. PRT tests are part of our fourth product line focused on the transplantation market. Both tests utilize our T-SPOT technology platform and are laboratory developed tests, or LDTs, performed in our CLIA certified, CAP accredited laboratory in Tennessee. Both the T-SPOT.CMV and T-SPOT.PRT tests are CE marked in the European Union. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. We continue to take a measured approach to market introduction of these tests as we await final results of our two pivotal clinical studies involving these tests.

In addition to our existing product lines, we continue to pursue development programs targeting other immune-regulated conditions, as well as applications of our T-SPOT technology platform in immune-oncology. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

We have incurred significant losses from inception and as of December 31, 2016 had an accumulated deficit of $168.7 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the year ended December 31, 2016 was $86.1 million, for the year ended December 31, 2015 was $62.8 million, and for the year ended December 31, 2014 was $49.5 million. Our net loss for the year ended December 31, 2016 was $22.3 million, for the year ended December 31, 2015 was $24.5 million, and for the year ended December 31, 2014 was $22.2 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for more than 91 % of total revenue in 2016. In addition, U.S. results for 2016 include revenue from assays for tick-borne diseases, such as Lyme disease, obtained through our acquisitions of Imugen and Immunetics in 2016.

Revenue mix

We currently offer our T-SPOT.TB test as both an in vitro diagnostic kit and a service. In the former, we sell test kits and associated accessories to distributors for resale and directly to institutions and laboratories that perform TB testing. In the latter, we have established clinical testing laboratories in the United States and the United Kingdom, where we perform our T-SPOT.TB test on samples sent to us by customers. In these markets, we have found that many of our customers prefer to send samples to us rather than perform their own analysis on-site.

Our U.S. business derived 96% of our revenue from our service offering, as opposed to kit sales, for each of the years ended December 31, 2016, 2015 and 2014. These results reflect our experience that our U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, U.S. results for 2016 include revenue from operations acquired from Imugen, which is 100% U.S. service revenue, and from Immunetics, which is 100% product revenue.

Outside the United States, we derived 94%, 92% and 91% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the years ended December 31, 2016, 2015 and 2014, respectively. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenue
Product	$36,430	$30,207	$25,407
Service	49,648	32,575	24,098
Total revenue	$86,078	$62,782	$49,505

Revenue by indication

With the acquisitions of Imugen and Immunetics, we evolved from a single-product company to a multi-product company in 2016. By indication, total revenues were as summarized in the table below.

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenue
Tuberculosis	$78,636	$62,782	$49,505
Tick-borne disease and other	7,442	—	—
Total revenue	$86,078	$62,782	$49,505

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

The following table reflects total revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers. Revenue from operations acquired from Imugen and Immunetics are included in United States revenue from their respective acquisition dates.

	Year ended December 31,
(in thousands, except percentages)	2016		2015		2014
Revenue
United States	$49,462	58%	$31,362	50%	$22,537	46%
Europe & ROW	6,988	8%	7,067	11%	7,219	14%
Asia	29,628	34%	24,353	39%	19,749	40%
Total revenue	$86,078	100%	$62,782	100%	$49,505	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements and, in 2015 and 2014, the U.S. medical device excise tax. The U.S. Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to our U.S. sales during the period from January 1, 2016 through December 31, 2017.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

During the years ended December 31, 2016, 2015 and 2014, our cost of revenue represented 46%, 47% and 48%, respectively, of our total revenue.

	Year ended December 31,
(in thousands)	2016	2015	2014
Cost of revenue
Product	$13,956	$13,297	$11,225
Service	25,516	16,247	12,784
Total cost of revenue	$39,472	$29,544	$24,009

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 54%, 53% and 52%, respectively, for the years ended December 31, 2016, 2015 and 2014. All cost of revenue from operations acquired from Imugen and Immunetics are reflected in service cost of revenue and product cost of revenue, respectively.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that may help transplant physicians better manage patients at risk of rejection and infection. With the acquisition of Boulder Diagnostics, Inc., or Boulder, in July 2014, we expanded our research and development efforts to include the development of immunology-based assays for autoimmune and inflammatory conditions. On July 1, 2016, we completed our acquisition of substantially all of the assets of Imugen, a privately owned Massachusetts corporation focused on the development and performance of tests for tick-borne diseases. Additionally, on October 12, 2016, we acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease.

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance and repairs and maintenance. We have supported the continued growth of our T-SPOT.TB business and expanded the team focused on the development of new products through management of clinical trial programs. In addition, we are expanding our research and development efforts in the United Kingdom and in the United States. We expense all research and development costs as incurred.

During the years ended December 31, 2016, 2015 and 2014, our research and development expenses represented 16%, 17% and 14%, respectively, of our total revenue. Although research and development expense, as a percentage of revenue, has declined in 2016 compared to 2015, spending has increased in absolute terms primarily related to clinical trials, including the PROTECT clinical trial, which is a pivotal clinical trial designed to demonstrate the clinical value of our T-SPOT.CMV and T-SPOT.PRT tests, and the REACT clinical trial, which focuses on the clinical value of our T-SPOT.CMV test for stem cell transplant patients. The increases also include development project expenses related to our transplant program and the hiring of personnel in the United States to support development programs and projects acquired in the Boulder, Imugen and Immunetics acquisitions.

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

During the years ended December 31, 2016, 2015 and 2014, our sales and marketing expenses represented 41%, 49% and 51%, respectively, of our total revenue. Although sales and marketing expense, as a percentage of revenue, has declined in 2016 compared to 2015, spending has increased in absolute terms as we have expanded our sales force, business development activities, geographic presence and marketing and medical education programs to increase awareness and adoption of our current T-SPOT.TB and tick-borne disease tests and future products.

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

During the years ended December 31, 2016, 2015 and 2014, our general and administrative expenses represented 27%, 26% and 30%, respectively, of our total revenue. Although general and administrative expense, as a percentage of revenue, has remained relatively flat in 2016 compared to 2015, spending has increased in absolute terms largely as a result of higher salary and other employee related expenses and professional fees.

General and administrative expenses for 2016 included $475,000 in legal and accounting fees related to our July 1, 2016 acquisition of Imugen and $655,000 in legal and accounting fees related to our October 12, 2016 acquisition of Immunetics.

Change in fair value of contingent purchase price consideration

During the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis and better inform therapies by measuring the strength of the underlying uric acid induced inflammation. As a result of this decision, we wrote-off the related liability for contingent purchase price consideration in the amount of $901,000. During the same quarter, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related contingent purchase price consideration liability of $551,000. The charge of $202,000 in 2015 related to the change in the fair value of contingent purchase price consideration resulting from the acquisition of Boulder in July 2014.

Intangible assets impairment charges

During the fourth quarter of 2016, in conjunction with the strategic decision to end our GoutiFind program, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to an assay for Lyme disease that was acquired in conjunction with the Boulder acquisition, when it was determined that the Boulder IPR&D will not directly yield any products. The charge in 2015 mainly related to the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition that was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000.

Other income (expense)

Other income (expense) includes interest expense, net, foreign exchange gains/(losses) and other income and expense items.

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

Results of operations

Comparison of years ended December 31, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$36,430	42%	$30,207	48%	$6,223	21%
Service	49,648	58%	32,575	52%	17,073	52%
Total revenue	86,078	100%	62,782	100%	23,296	37%

Cost of revenue:
Product	13,956	16%	13,297	21%	659	5%
Service	25,516	30%	16,247	26%	9,269	57%
Total cost of revenue	39,472	46%	29,544	47%	9,928	34%
Gross profit	46,606	54%	33,238	53%	13,368	40%

Operating expenses:
Research and development	13,881	16%	10,381	17%	3,500	34%
Sales and marketing	34,964	41%	30,402	48%	4,562	15%
General and administrative	23,181	27%	16,010	26%	7,171	45%
Change in fair value of contingent purchase price consideration	(1,208)	(1)%	202	0%	(1,410)	(698)%
Intangible assets impairment charges	1,765	2%	419	1%	1,346	321%
Total operating expenses	72,583	84%	57,414	91%	15,169	26%

Loss from operations	(25,977)	(30)%	(24,176)	(39)%	(1,801)	7%

Interest expense, net	(864)	(1)%	(67)	(0)%	(797)	1,190%
Foreign exchange gains (losses)	1,364	2%	(143)	(0)%	1,507	(1,054)%
Other (expense) income	(646)	(1)%	54	0%	(700)	(1,296)%
Loss before income taxes	(26,123)	(30)%	(24,332)	(39)%	(1,791)	7%
Income tax benefit (expense)	3,774	4%	(146)	(0)%	3,920	2,685%
Net loss	$(22,349)	(26)%	$(24,478)	(39)%	$2,129	(9)%

Revenue

Revenue increased by 37% to $86.1 million for the year ended December 31, 2016 compared to $62.8 million for the same period in 2015. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB tests and to the addition of our tick-borne disease tests.

U.S. revenue grew by 58%, to $49.5 million for the year ended December 31, 2016, compared to the same period in 2015, driven by T-SPOT.TB test growth of $5.8 million from the addition of new customers and $4.9 million from existing customers. In addition, revenue for the year ended December 31, 2016 included tick-borne and other revenue of $7.4 million.

Asia revenue grew by 22%, to $29.6 million, compared to the same period in 2015, due primarily to an increase in volumes that led to higher revenue in Japan and China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 15%. Europe & ROW revenue decreased by 1%, to $7.0 million, compared to the same period in 2015, due primarily to changes in currency rates. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 5% in 2016 compared to 2015.

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

By revenue type, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
Product	$36,430	$30,207	$6,223	21%
Service	49,648	32,575	17,073	52%
Total revenue	$86,078	$62,782	$23,296	37%

By indication, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
Tuberculosis	$78,636	$62,782	$15,854	25%
Tick-borne disease and other	7,442	—	7,442	N/M
Total revenue	$86,078	$62,782	$23,296	37%

By geography, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
United States	$49,462	$31,362	$18,100	58%
Europe & ROW	6,988	7,067	(79)	(1)%
Asia	29,628	24,353	5,275	22%
Total revenue	$86,078	$62,782	$23,296	37%

Cost of revenue and gross margin

Cost of revenue increased by 34% to 39.5 million for the year ended December 31, 2016 from $29.5 million in the same period in 2015. This increase in cost of revenue was due to the 25% increase in the volume of kits sold and a 33% increase in the volume of TB tests performed by our laboratory in the United States. In addition, U.S. cost of revenue for the year ended December 31, 2016 included $4.1 million of cost of revenue from testing for tick-borne diseases. Gross margin for 2016 increased to 54% from 53% for 2015. The gross margin improvement was attributable to a reduction in material costs per test and efficiency gains from increased volume in our manufacturing operations and service laboratories, partially offset by increased labor costs and lower margin on tick-borne testing.

	Year ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Cost of revenue
Product	$13,956	$13,297	$659	5%
Service	25,516	16,247	9,269	57%
Total cost of revenue	$39,472	$29,544	$9,928	34%

Research and development expenses

Research and development expenses increased by 34% to $13.9 million for the year ended December 31, 2016 from $10.4 million for the same period in 2015. Salary and other employee related expenses increased $1.7 million. In addition, clinical studies costs increased $1.5 million in the year ended December 31, 2016 compared to the same period in 2015 and primarily related to the cost of clinical studies related to our transplant programs. As a percentage of total revenue, research and development expenses decreased to 16% for the year ended December 31, 2016 from 17% for the same period in 2015.

Sales and marketing expenses

Sales and marketing expenses increased 15% to $35.0 million for the year ended December 31, 2016 from $30.4 million for the same period in 2015. The increase largely resulted from salary and other employee related expenses, which increased $4.2 million in the year ended December 31, 2016 compared to the same period in 2015. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales. As a percentage of total revenue, sales and marketing expenses decreased to 41% for the year ended December 31, 2016 from 48% for the same period in 2015.

General and administrative expenses

General and administrative expenses increased by 45% to $23.2 million for the year ended December 31, 2016 from $16.0 million for the same period in 2015. The increase in general and administrative expenses included increases of $3.6 million in salary and other employee related expenses, $2.5 million in professional fees and $461,000 for improvements in our information technology infrastructure. As a percentage of total revenue, general and administrative expenses increased to 27% for the year ended December 31, 2016 from 26% for the same period in 2015.

Change in fair value of contingent purchase price consideration

During the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis and to better inform therapies by measuring the strength of underlying uric acid induced inflammation. As a result of this decision, we wrote-off the related liability for contingent purchase price consideration in the amount of $901,000. During the same quarter, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related liability for contingent purchase price consideration of $551,000. The combined credit of $1.5 million was partially offset by a charge of $244,000 related to the change in the fair value of contingent purchase price consideration related to the Boulder and Immunetics acquisitions.

Intangible assets impairment charges

During the fourth quarter of 2016, in conjunction with the strategic decision to end our GoutiFind program, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to an assay for Lyme disease that was acquired in conjunction with the Boulder acquisition, when it was determined that the Boulder IPR&D will not directly yield any products. The charge in 2015 mainly related to the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition that was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000.

Interest expense, net

Interest expense, net was $864,000 for the year ended December 31, 2016, compared to $67,000 in the same period in 2015. The increase in interest expense, net in 2016 mainly related to our October 4, 2016 agreement with MidCap Financial, or the MidCap agreement, that provides us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million. We did not borrow under the revolving line of credit during 2016.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $1.4 million for the year ended December 31, 2016, as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the year ended December 31, 2015, we recorded foreign exchange losses of $143,000, as a net result of the U.S. Dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 58% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other (expense) income

Other (expense) income was expense of $646,000 for the year ended December 31, 2016, which included a fixed asset impairment charge of $306,000, compared to income of $54,000 in the same period in 2015.

Comparison of years ended December 31, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2015		2014		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$30,207	48%	$25,407	51%	$4,800	19%
Service	32,575	52%	24,098	49%	8,477	35%
Total revenue	62,782	100%	49,505	100%	13,277	27%

Cost of revenue:
Product	13,297	21%	11,225	23%	2,072	18%
Service	16,247	26%	12,784	26%	3,463	27%
Total cost of revenue	29,544	47%	24,009	48%	5,535	23%
Gross profit	33,238	53%	25,496	52%	7,742	30%

Operating expenses:
Research and development	10,381	17%	6,961	14%	3,420	49%
Sales and marketing	30,402	48%	25,487	51%	4,915	19%
General and administrative	16,010	26%	14,837	30%	1,173	8%
Change in fair value of contingent purchase price consideration	202	0%	72	0%	130	181%
Intangible assets impairment charges	419	1%	—	0%	419	N/A
Total operating expenses	57,414	91%	47,357	96%	10,057	21%

Loss from operations	(24,176)	(39)%	(21,861)	(44)%	(2,315)	11%

Interest expense, net	(67)	0%	(52)	0%	(15)	29%
Foreign exchange losses	(143)	0%	(352)	(1)%	209	(59)%
Other income	54	0%	245	0%	(191)	(78)%
Loss before income taxes	(24,332)	(39)%	(22,020)	(44)%	(2,312)	10%
Income tax expense	146	0%	154	0%	(8)	(5)%
Net loss	$(24,478)	(39)%	$(22,174)	(45)%	$(2,304)	10%

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

Research and development expenses

Research and development expenses increased by 49% to $10.4 million for the year ended December 31, 2015 from $7.0 million for the same period in 2014. This increase reflected the fact that in 2014 we were just beginning to ramp-up our research and development activities following completion of our IPO in late 2013. The increased spending primarily related to development project expenses for our transplant program and to the hiring of personnel in the United States to support development programs. In addition, with the acquisition of Boulder in the third quarter of 2014, we expanded our research efforts to include assays for Lyme disease and gout.

Salary costs increased $2.1 million in 2015 compared to 2014 due to the expansion of our research and development teams, and the cost of clinical studies increased $1.1 million. As a percentage of total revenue, research and development expenses increased to 17% for the year ended December 31, 2015 from 14% for the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses increased 19% to $30.4 million for the year ended December 31, 2015 from $25.5 million for the same period in 2014. The increase reflected additional sales, marketing, and customer service personnel and the expansion of marketing programs. Salary costs increased $5.3 million in 2015 compared to 2014. In addition, travel costs increased $442,000, and symposia costs increased $309,000. These increases were partially offset by an $815,000 decrease in market research costs, reflecting one-time market research studies completed in 2014, and a $624,000 decrease in recruiting and hiring costs. As a percentage of total revenue, sales and marketing expenses decreased to 48% for the year ended December 31, 2015 from 51% for the same period in 2014.

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

Change in fair value of contingent purchase price consideration

The charges of $202,000 in 2015 and $72,000 in 2014 related to the change in the fair value of contingent purchase price consideration resulting from the acquisition of Boulder in July 2014.

Intangible assets impairment charges

The charge in 2015 mainly related to the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition that was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000.

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

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the year ended December 31, 2016 we had a net loss of $22.3 million and used $21.9 million of cash for operating activities. As of December 31, 2016, we had an accumulated deficit of $168.7 million. We incurred a net loss of $24.5 million and used $16.5 million of cash for operating activities for the year ended December 31, 2015.

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

On October 4, 2016, we entered into an agreement with MidCap Financial, or the MidCap agreement, that provides us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

Additionally, we maintain a shelf registration statement on Form S-3 with the SEC covering our ordinary shares and other securities, and provides us with the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings.

As of December 31, 2016, we had cash and cash equivalents of $59.1 million. While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans for at least the next 12 months, we may require additional funds, either through additional equity or debt financings, strategic collaboration agreements, sale of assets or from other sources.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the years ended December 31,
(in thousands)	2016	2015

Cash and cash equivalents, excluding restricted cash	$59,110	$83,715
Accounts receivable, net	13,265	7,058

Net cash used in operating activities	$(21,921)	$(16,549)
Net cash used in investing activities	(30,018)	(3,122)
Net cash provided by financing activities	29,114	53,661
Effect of exchange rate changes on cash and cash equivalents	(1,780)	(440)
Net (decrease) increase in cash and cash equivalents, excluding restricted cash	$(24,605)	$33,550

Cash flows for the years ended December 31, 2016 and 2015

Operating activities

Net cash used in operating activities was $21.9 million during the year ended December 31, 2016, which included a net loss of $22.3 million and cash used for changes in operating assets less liabilities of $8.2 million, partially offset by net non-cash items of $8.7 million. The cash used for changes in operating assets and liabilities included an increase in accounts receivable, net of $6.5 million, an increase in prepaid expenses and other assets of $2.9 million, a decrease in deferred income of $1.7 million, a decrease in accounts payable of $1.1 million and an increase in inventory, net of $0.7 million, partially offset by a $4.8 million increase in accrued liabilities. The increase in accounts receivable, net reflects growing revenue during the year ended December 31, 2016 due to higher sales volumes, as well as the Imugen and Immunetics acquisitions. The increase in prepaid expenses and other assets largely reflects the timing of certain payments. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recorded upon shipment. The decrease in accounts payable was largely due to the timing of payments. The increase in inventory, net was largely due to timing. The increase in accrued liabilities reflects the timing of certain payments. The non-cash items consisted of share-based compensation expense of $5.0 million, depreciation and amortization expense of $3.1 million, an intangible assets impairment charge of $1.8 million mainly related to IPR&D acquired from Boulder and the change in fair value of contingent purchase price consideration of $244,000. These expenses were partially offset by a $1.5 million write-off of contingent purchase price consideration, which included $901,000 from the strategic decision to end our GoutiFind program and $551,000 from the determination that an assay for Lyme disease that was acquired in conjunction with the Boulder acquisition would not qualify for future milestone payments.

Net cash used in operating activities was $16.5 million during the year ended December 31, 2015, which included a net loss of $24.5 million, non-cash items of $6.3 million and cash provided by changes in operating assets less liabilities of $1.6 million. The non-cash items consisted of share-based compensation expense of $3.5 million, depreciation and amortization expense of $2.1 million, intangible assets impairment charges of $419,000, consisting largely of an IPR&D impairment charge of $385,000 related to the Boulder acquisition, a $202,000 expense from the change in fair value of contingent purchase price consideration and a $33,000 loss on disposal of property and equipment. The cash provided by changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $4.1 million, partially offset by increases in prepaid expenses and other assets, inventory and accounts receivable, net of $898,000, $893,000 and $416,000, respectively, as well as a decrease in deferred income of $250,000. The increase in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in prepaid expenses and other assets reflected the timing of certain payments and inventory increased in anticipation of growing revenue. The increase in accounts receivable, net primarily reflected increased revenue during the year ended December 31, 2015, as well as the timing of receipts. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that resulted in those sales being recorded upon shipment.

Investing activities

Net cash used in investing activities was $30.0 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively. The cash used in 2016 consisted largely of a net $27.5 million used to finance the acquisitions of Imugen and Immunetics and $2.4 million used for purchases of property and equipment. The cash used in 2015 consisted largely of $3.4 million used for purchases of property and equipment, partially offset by a $312,000 decrease in restricted cash.

Financing activities

Net cash provided by financing activities was $29.1 million during the year ended December 31, 2016, which mainly reflects the $30.0 million MidCap borrowing, net of related discount and debt issuance costs.

Net cash provided by financing activities was $53.7 million during the year ended December 31, 2015, due mainly to net proceeds of approximately $53.8 million received in the offering that closed on February 4, 2015.

Cash flows for the years ended December 31, 2015 and 2014

Operating activities

Net cash used in operating activities was $16.5 million during the year ended December 31, 2015, which included a net loss of $24.5 million, non-cash items of $6.3 million and cash provided by changes in operating assets less liabilities of $1.6 million. The non-cash items consisted of share-based compensation expense of $3.5 million, depreciation and amortization expense of $2.1 million, intangible assets impairment charges of $419,000, consisting largely of an IPR&D impairment charge of $385,000 related to the Boulder acquisition, a $202,000 expense from the change in fair value of contingent purchase price consideration and a $33,000 loss on disposal of property and equipment. The cash provided by changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $4.1 million, partially offset by increases in prepaid expenses and other assets, inventory and accounts receivable, net of $898,000, $893,000 and $416,000, respectively, as well as a decrease in deferred income of $250,000. The increase in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in prepaid expenses and other assets reflected the timing of certain payments and inventory increased in anticipation of growing revenue. The increase in accounts receivable, net primarily reflected increased revenue during the year ended December 31, 2015, as well as the timing of receipts. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that resulted in those sales being recorded upon shipment.

Net cash used in operating activities was $20.8 million during the year ended December 31, 2014, which included a net loss of $22.2 million, non-cash items of $4.3 million, and a net increase in operating assets less liabilities of $2.9 million. The non-cash items consisted of share-based compensation expense of $2.5 million, depreciation and amortization expense of $1.7 million and a $22,000 loss on the change in fair value of warrants. We had a net cash outflow of $2.9 million from changes in operating assets and liabilities during the period. The changes in operating assets and liabilities included an increase in accounts receivable of $2.3 million, an increase in inventory of $1.2 million and an increase in prepaid expenses and other assets of $ 594,000, partially offset by an increase in accounts payable and accrued liabilities of $587,000, and an increase in deferred income of $572,000. The increase in accounts receivable primarily reflected increased revenue during the year ended December 31, 2014, as well as the timing of receipts. Inventory increased in anticipation of growing revenue and the increase in prepaid expenses and other assets reflected the timing of certain payments. The increase in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in deferred income related to the growth in sales to our Japanese importer.

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

Our future capital requirements will depend on many factors, including:

●	our ability to continue to penetrate our existing market and new markets in the United States;
●	the costs and timing of further expansion of our sales and marketing efforts;
●	our ability to penetrate existing markets outside the United States and enter and develop new geographies;
●	the progress that we make in developing new products based on our technology platform;
●	the percentage of sales that are reimbursed by payors and our ability to collect our accounts receivable;
●	our ability to generate cash from operations; and
●	the acquisition of businesses or technologies that we may undertake.

Contractual obligations

We have contractual obligations for non-cancelable facilities leases, equipment leases, license commitments and purchase commitments. Purchase commitments include future minimum royalty, license, and exclusivity payments to be paid under our license agreements with third parties for access to certain technologies. The following table reflects a summary of our contractual obligations as of December 31, 2016.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$7,180	$1,945	$3,258	$1,785	$192
License commitments	4,561	1,518	3,018	25	—
Purchase commitments	4,636	4,189	447	—	—
MidCap term loan	30,000	—	11,667	18,333	—
Total	$46,377	$7,652	$18,390	$20,143	$192

In addition to the MidCap term loan payments listed above, we are required to pay an exit fee of 6.0% of the aggregate principal amount of all term loan borrowings (currently equal to $1.8 million).

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

Revenue recognition and accounts receivable

We derive revenue from the sale of our diagnostic tests to a broad range of customers including hospitals, public health departments, commercial testing laboratories, importers and distributors. We offer our T-SPOT.TB test in either an in vitro diagnostic kit or a service format. In addition, as a result of our recent acquisitions of Imugen and Immunetics, we offer tick-borne disease tests in both kit and service formats.

Revenue from tests is generally paid directly by the customer and is recognized on the accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) the kit has been shipped or delivered or, in the case of tests performed in our laboratory, when final results have been reported to the customer; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

In the United States, we also generate revenue from payments that are received from a variety of third-party payors, including government programs (Medicare and Medicaid) and commercial insurance companies, each with different billing requirements. Revenue from tests paid by third-party payors is recognized on an accrual basis based on our historical collection experience.

Accounts receivable are primarily amounts due from hospitals, public health departments, commercial testing laboratories, distributors and universities in addition to third-party payors such as commercial insurance companies (including managed care organizations), government programs (Medicare and Medicaid in the United States) and individual patients.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2016, 2015 or 2014.

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

When determining the fair value of tangible assets acquired, we estimate the cost using the most appropriate valuation method with assistance from independent third-party specialists. When determining the fair value of intangible assets acquired, we use judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined by management using the assistance of independent third-party specialists. The assumptions used in calculating the fair value of tangible and intangible assets represent our best estimates. If factors change and we were to use different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different.

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

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of acquired IPR&D related to our business combinations with Boulder, Imugen and Immunetics, which were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, our overall business strategy, and regulatory, market and economic environment and trends.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective for us for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. We currently anticipate adopting ASU 2014-09 in the first quarter of 2018 and currently intend to apply the “modified retrospective” approach. We are still evaluating ASU 2014-09 and have not yet determined how it may impact our financial position, results of operations or related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, or ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and all annual and interim periods thereafter. Early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. We adopted ASU 2014-15 on October 1, 2016 and there was no impact on our financial position, results of operations or related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that an entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for us for annual and interim periods beginning after December 15, 2016. The amendments in ASU 2015-11 are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating ASU 2015-11 but do not anticipate that adoption of this guidance will have a material impact on our financial position, results of operations or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates real estate-specific provisions for all entities. The new guidance will be effective for us for annual and interim periods beginning after December 15, 2018. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating ASU 2016-02 and have not yet determined how it may impact our financial position, results of operations or related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance will be effective for us for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The guidance can be applied using a modified retrospective, retrospective, or prospective transition method, depending on a specific amendment. We do not expect the adoption of ASU 2016-09 to have a material impact on our financial position, results of operations or related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current U.S. GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for us for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. We are currently evaluating ASU 2016-13 and have not yet determined how it may impact our financial position, results of operations or related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance will be effective for us for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The guidance should be applied retrospectively. We are currently evaluating ASU 2016-15 and have not yet determined how it may impact our statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, or ASU 2016-16. The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted as of the beginning of an annual reporting period. ASU 2016-16 amendments should be applied on a modified retrospective basis. We are currently evaluating the impact of the adoption of ASU 2016-16 on our financial position, results of operations or related disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 to have a material effect on our statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for us for annual periods beginning after December 15, 2017, including interim periods within those periods. The guidance should be applied on a prospective basis and early adoption is not permitted. We are currently evaluating the impact of adoption of ASU 2017-01 on our financial position, results of operations or related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for us for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating ASU 2017-04 and have not yet determined how it may impact our financial position, results of operations or related disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, we had cash and cash equivalents of $59.1 million, and restricted cash of $200,000 pledged as collateral for procurement cards issued by a U.S. commercial bank.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations, as discussed below.

Interest rate fluctuations

Changes in the general level of U.S. and European interest rates expose us to interest rate risk. These changes could affect our interest income and interest expense. Based on our cash and cash equivalents at December 31, 2016, if interest rates went either up or down one percentage point, this could change our interest income by approximately $0.6 million per annum.

We are also exposed to market risk related to fluctuations in interest rates indexed to LIBOR, which determines the variable interest payments made on our loan payable. However, we do not believe we are subject to any material market risk exposure related to this obligation.

Capital market fluctuations

Our cash and cash equivalents are invested in interest-bearing savings and money market accounts. We do not enter into investments for trading or speculative purposes. We do not believe capital market fluctuations would have a material effect on the fair market value of our portfolio.

Foreign currency exchange rate fluctuations

We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe & ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 58% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe & ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F-1 of this Annual Report on Form 10-K with the exception of the unaudited consolidated quarterly operations data, which is presented below. Net loss per common share is calculated independently for each of the periods presented. Therefore, the sum of the quarterly net loss per ordinary share amounts will not necessarily equal the total for the full fiscal year.

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

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:
Product	$8,138	$9,293	$9,713	$9,286
Service	8,972	9,861	16,396	14,419
Total revenue	$17,110	$19,154	$26,109	$23,705
Gross profit	$8,945	$10,548	$14,606	$12,507
Net loss (1)	$(7,049)	$(6,446)	$(3,996)	$(4,858)
Net loss per ordinary share—basic and diluted	$(0.32)	$(0.29)	$(0.18)	$(0.22)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	22,284,392	22,351,645	22,365,349	22,412,691

(1) The three months ended December 31, 2016 includes impairment charges of $1.8 million, which included a $1.5 million impairment charge for Boulder IPR&D and a $306,000 fixed asset impairment charge, partially offset by a $1.2 million benefit due to the change in fair value of contingent consideration.

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:
Product	$7,122	$6,613	$8,310	$8,162
Service	6,679	7,639	9,634	8,623
Total revenue	$13,801	$14,252	$17,944	$16,785
Gross profit	$7,146	$7,750	$9,875	$8,467
Net loss	$(6,311)	$(7,294)	$(4,483)	$(6,390)
Net loss per ordinary share—basic and diluted	$(0.31)	$(0.33)	$(0.20)	$(0.29)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	20,331,411	22,245,682	22,259,840	22,264,307

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

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

(c) Changes in internal control over financial reporting

On July 1, 2016, we acquired substantially all of the assets of Imugen and on October 12, 2016, we acquired Immunetics. Prior to these acquisitions, Imugen and Immunetics each operated under their own sets of systems and internal controls. During the fourth quarter of 2016, we transitioned certain of Imugen’s and Immunetics’ processes to our internal control processes and we expect to transition more of such processes during fiscal 2017.

Other than with respect to our transitions of the acquired businesses to our systems and control environment as described above, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

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

10.2

Supplement dated November 9, 2010 to License and Supply Agreement between Statens Serum Institut and Oxford Immunotec Limited (Filed as Exhibit 10.5 of Amendment No. 1 of our Registration Statement on Form S-1 (File No. 333-191737) on October 25, 2013 and incorporated herein by reference.)

10.3+

Supply Agreement dated December 17, 2010 between MicroCoat Biotechnologie GmbH and Oxford Immunotec Limited (Filed as Exhibit 10.11 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.4

Amendment to Supply Agreement dated April 5, 2016 between MicroCoat Biotechnologie GmbH and Oxford Immunotec Limited (Filed as Exhibit 10.2 to our Current Report on Form 8-K on May 4, 2016, and incorporated herein by reference.)

10.5+

Purchase Agreement dated February 6, 2010 between Mabtech AB and Oxford Immunotec Limited (Filed as Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.6+

Amendment to Purchase Agreement dated September 10, 2013 between Mabtech AB and Oxford Immunotec Limited (Filed as Exhibit 10.13 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.7+

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

10.10+

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

10.13+

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

10.16+

First Amendment to Supply and Reseller Agreement ,dated April 1, 2014 between Life Technologies Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.1 of our Form 8-K on April 3, 2014 and incorporated herein by reference.)

10.17+

Second Amendment to Supply and Reseller Agreement ,dated August 9, 2016 between Life Technologies Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.1 of our Form 10-Q on November 1, 2016 and incorporated herein by reference.)

10.18+

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

10.20+	Second Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. dated November 3, 2016.

10.21+

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

10.23

Amendment to Marketing Authorization Holder Agreement dated April 1, 2016 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 4, 2016, and incorporated herein by reference.)

10.24

Credit, Security and Guaranty Agreement (Term Loan), dated October 4, 2016, among Oxford Immunotec Global PLC, Oxford Immunotec, Inc., Oxford Immunotec Limited, the lenders from time to time party thereto and MidCap Financial Trust, individually as a lender and as administrative agent (Filed as Exhibit 10.1 of our Form 8-K on October 7, 2016 and incorporated herein by reference.)

Exhibit number	Description of exhibit

10.25

Credit, Security and Guaranty Agreement (Revolving Loan), dated October 4, 2016, among Oxford Immunotec Global PLC, Oxford Immunotec, Inc., Oxford Immunotec Limited, the lenders from time to time party thereto and MidCap Financial Trust, individually as a lender and as administrative agent (Filed as Exhibit 10.2 of our Form 8-K on October 7, 2016 and incorporated herein by reference.)

10.26	Amended and Restated 2008 Stock Incentive Plan (Filed as Exhibit 10.35 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

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

10.31

Form of Restricted Share Award Certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.1 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.32

Form of First Amendment to Officer Restricted Share Award under Appendix C of the 2013 Share Incentive Plan (Filed as Exhibit 10.1 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

10.33

Form of Amendment to the Restricted Share Award (Revised Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.36 of our Form 10-K on March 1, 2016 and incorporated herein by reference.)

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

10.36

Form of CSOP Option Certificate (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.39 of our Form 10-K on March 1, 2016 and incorporated herein by reference.)

10.37

Form of unapproved option under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.4 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.38

Form of Unapproved Stock Option Award (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.41 of our Form 10-K on March 1, 2016 and incorporated herein by reference.)

10.39

Form of stock option agreement under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.5 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.40

Form of Stock Option Agreement (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.43 of our Form 10-K on March 1, 2016 and incorporated herein by reference.

10.41

Form of Restricted Share Unit Award under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers (Filed as Exhibit 10.44 of our Form 10-K on March 1, 2016 and incorporated herein by reference.)

10.42

Service Agreement dated October 21, 2002 between Oxford Immunotec Limited and Peter Wrighton-Smith, as amended through 2013 (Filed as Exhibit 10.45 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

Exhibit number	Description of exhibit
10.43

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

10.45

Amended and Restated Employment Agreement dated October 1, 2013 between Oxford Immunotec, Inc. and Richard M. Altieri (Filed as Exhibit 10.43 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.46

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

10.49

Form of Director Stock Option Award under Oxford Immunotec Global PLC Share Incentive Plan (Filed as Exhibit 10.48 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.50	Form of First Amendment to Officer Stock Option Award under Appendix D of the 2013 Share Incentive Plan (Filed as Exhibit 10.2 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney executed by Directors and Officers (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2016 and 2015; (ii) Consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated statements of other comprehensive loss for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated statements of shareholders’ equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to consolidated financial statements.

*

All schedules (and similar attachments) to the Purchase Agreement were omitted pursuant to Section 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule (or other attachment) to the SEC.

+	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Abingdon, England, on February 28, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 28, 2017 in the capacities indicated below.

Signature	Title	Date

/s/ Peter Wrighton-Smith, Ph.D.	Chief Executive Officer and Director	February 28, 2017
Peter Wrighton-Smith, Ph.D.	(Principal Executive Officer)

/s/ Richard M. Altieri	Chief Financial Officer	February 28, 2017
Richard M. Altieri	(Principal Financial and Accounting Officer)

/s/ Richard A. Sandberg	Chairman of the Board of Directors	February 28, 2017
Richard A. Sandberg

/s/ Ronald Andrews Jr.	Director	February 28, 2017
Ronald Andrews Jr.

/s/ Patrick J. Balthrop, Sr.	Director	February 28, 2017
Patrick J. Balthrop, Sr.

/s/ Patricia Randall	Director	February 28, 2017
Patricia Randall

/s/ Herm Rosenman	Director	February 28, 2017
Herm Rosenman

/s/ Stephen L. Spotts	Director	February 28, 2017
Stephen L. Spotts

/s/ James R. Tobin	Director	February 28, 2017
James R. Tobin

/s/ A. Scott Walton	Director	February 28, 2017
A. Scott Walton

/s/ Richard M. Altieri	Authorized Representative in the United States	February 28, 2017
Richard M. Altieri

Oxford Immunotec Global PLC

Index to financial statements

Audited consolidated financial statements

Report of independent registered public accounting firm

The Board of Directors and Shareholders of Oxford Immunotec Global PLC:

We have audited the accompanying consolidated balance sheets of Oxford Immunotec Global PLC as of December 31, 2016 and 2015, and the related consolidated statements of operations, other comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Immunotec Global PLC at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Reading, United Kingdom

February 28, 2017

Oxford Immunotec Global PLC

Consolidated balance sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$59,110	$83,715
Accounts receivable, net	13,265	7,058
Inventory, net	7,437	7,099
Prepaid expenses and other	2,390	3,592
Total current assets	82,202	101,464
Restricted cash, non-current	200	80
Property and equipment, net	7,793	6,284
In-process research and development	16,170	1,782
Goodwill	3,822	45
Other intangible assets, net	11,017	179
Other assets	2,808	18
Total assets	$124,012	$109,852

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,201	$3,799
Accrued liabilities	14,282	9,949
Contingent purchase price consideration	882	—
Deferred income	41	1,654
Current portion of loans payable	84	79
Total current liabilities	18,490	15,481
Long-term portion of loans payable	29,601	386
Contingent purchase price consideration	2,593	1,293
Other liabilities	364	—
Total liabilities	51,048	17,160

Commitments and contingencies (Note 15)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at December 31, 2016 and 2015, 22,635,431 and 22,549,488 shares issued and outstanding at December 31, 2016 and 2015, respectively	243	243
Additional paid-in capital	249,128	244,033
Accumulated deficit	(168,656)	(146,307)
Accumulated other comprehensive loss	(7,751)	(5,277)
Total shareholders’ equity	72,964	92,692

Total liabilities and shareholders’ equity	$124,012	$109,852

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of operations

(in thousands, except share and per share data)

	Year ended December 31,
	2016	2015	2014
Revenue
Product	$36,430	$30,207	$25,407
Service	49,648	32,575	24,098
Total revenue	86,078	62,782	49,505

Cost of revenue
Product	13,956	13,297	11,225
Service	25,516	16,247	12,784
Total cost of revenue	39,472	29,544	24,009
Gross profit	46,606	33,238	25,496

Operating expenses:
Research and development	13,881	10,381	6,961
Sales and marketing	34,964	30,402	25,487
General and administrative	23,181	16,010	14,837
Change in fair value of contingent purchase price consideration	(1,208)	202	72
Intangible assets impairment charges	1,765	419	—
Total operating expenses	72,583	57,414	47,357

Loss from operations	(25,977)	(24,176)	(21,861)

Other income (expense):
Interest expense, net	(864)	(67)	(52)
Foreign exchange gains (losses)	1,364	(143)	(352)
Other (expense) income	(646)	54	245
Loss before income taxes	(26,123)	(24,332)	(22,020)
Income tax benefit (expense)	3,774	(146)	(154)
Net loss	$(22,349)	$(24,478)	$(22,174)

Net loss per ordinary share—basic and diluted	$(1.00)	$(1.12)	$(1.28)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	22,353,713	21,781,933	17,310,148

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of other comprehensive loss

(in thousands)

	Year ended December 31,
	2016	2015	2014

Net loss	$(22,349)	$(24,478)	$(22,174)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment, net of taxes	(2,474)	(707)	(822)
Other comprehensive loss, net of taxes	(2,474)	(707)	(822)
Total comprehensive loss	$(24,823)	$(25,185)	$(22,996)

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of shareholders’ equity

(in thousands)

	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at December 31, 2013	$188	$183,967	$(99,655)	$(3,748)	$80,752
Exercise of share options	1	13	—	—	14
Issuance of shares from option plan	3	(3)	—	—	—
Issuance of shares from exercise of warrants	—	318	—	—	318
Share-based compensation expense	—	2,521	—	—	2,521
Other comprehensive loss	—	—	—	(822)	(822)
Net loss	—	—	(22,174)	—	(22,174)
Balance at December 31, 2014	192	186,816	(121,829)	(4,570)	60,609
Exercise of share options	1	19	—	—	20
Issuance of shares in secondary offering	50	53,713	—	—	53,763
Share-based compensation expense	—	3,485	—	—	3,485
Other comprehensive loss	—	—	—	(707)	(707)
Net loss	—	—	(24,478)	—	(24,478)
Balance at December 31, 2015	243	244,033	(146,307)	(5,277)	92,692
Exercise of share options	—	76	—	—	76
Share-based compensation expense	—	5,019	—	—	5,019
Other comprehensive loss	—	—	—	(2,474)	(2,474)
Net loss	—	—	(22,349)	—	(22,349)
Balance at December 31, 2016	$243	$249,128	$(168,656)	$(7,751)	$72,964

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net loss	$(22,349)	$(24,478)	$(22,174)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets and loan fees	3,094	2,142	1,742
Change in fair value of contingent purchase price consideration	244	202	72
Write-off of contingent purchase price consideration	(1,452)	—	—
Intangible assets impairment charges	1,765	419	—
Share-based compensation expense	5,019	3,485	2,521
Loss on change in fair value of warrants	—	—	22
Loss on disposal of property and equipment	—	33	—

Changes in operating assets and liabilities:
Accounts receivable, net	(6,515)	(416)	(2,311)
Inventory, net	(741)	(893)	(1,214)
Prepaid expenses and other assets	(2,926)	(898)	(594)
Accounts payable	(1,145)	1,363	(109)
Accrued liabilities	4,753	2,742	696
Deferred income	(1,668)	(250)	572
Net cash used in operating activities	(21,921)	(16,549)	(20,777)

Cash flows from investing activities
Purchases of property and equipment	(2,383)	(3,425)	(3,014)
Purchases of intangible assets	—	(43)	(354)
Cash paid for acquisitions, net of cash acquired	(27,515)	—	(1,716)
Proceeds on sales of property and equipment	—	34	—
Change in restricted cash	(120)	312	57
Net cash used in investing activities	(30,018)	(3,122)	(5,027)

Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	53,763	—
Proceeds from exercise of share options	76	20	14
Proceeds from term loan, net	29,457	—	—
Discount on the line of credit	(50)	—	—
Debt issuance costs	(289)	—	—
Payments on loan	(80)	(122)	(165)
Net cash provided by (used in) financing activities	29,114	53,661	(151)

Effect of exchange rate changes on cash and cash equivalents	(1,780)	(440)	(374)

Net (decrease) increase in cash and cash equivalents, excluding restricted cash	(24,605)	33,550	(26,329)
Cash and cash equivalents at beginning of year	83,715	50,165	76,494
Cash and cash equivalents at end of year	$59,110	$83,715	$50,165

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows (continued)

(in thousands)

	Year ended December 31,
	2016	2015	2014

Supplemental disclosures
Cash paid for interest	$450	$41	$50
Cash paid for taxes	141	50	115
Noncash investing and financing activities
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	$—	$—	$318

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Notes to consolidated financial statements

1. Description of business and significant accounting policies

Description of business

Oxford Immunotec Global PLC, or the Company, is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for under-served immune-regulated conditions. The Company’s current product lines and development activities principally focus on four areas: infectious diseases, transplantation, autoimmune and inflammatory disease and immune-oncology. The Company believes these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. Lastly, the Company believes these conditions to be under-served as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

On July 1, 2016, the Company acquired substantially all of the assets of Imugen, Inc., or Imugen, a privately owned Massachusetts corporation specializing in the development and performance of testing for tick-borne diseases, including Lyme disease. Using proprietary technology, the Company’s tests for tick-borne diseases inform the diagnosis, prognosis and monitoring of tick-borne diseases, which if left untreated can become chronic infections.

On October 12, 2016, the Company acquired Immunetics, Inc., or Immunetics,  a privately owned Massachusetts corporation focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. Total consideration consisted of $6 million in cash and up to an additional $6 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the next three years.

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

Foreign currency translation

The functional currency for Oxford Immunotec Global PLC is the U.S. Dollar. The functional currency for the Company’s operating subsidiaries are the Pound Sterling for Oxford Immunotec Limited, the U.S. Dollar for Oxford Immunotec Inc. and Immunetics, Inc., the Yen for Oxford Immunotec K.K., the Yuan for Oxford Immunotec (Shanghai) Medical Device Co. Ltd., the Euro for Boulder Diagnostics Europe GmbH and the Hong Kong Dollar for Oxford Immunotec Asia Limited. Revenue and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates. The Company reflects resulting translation gains or losses in accumulated other comprehensive income, which is a component of shareholders’ equity. The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other income (expense)” in the consolidated statements of operations.

Concentration of risks

In the year ended December 31, 2016, the Company had two product customers that represented more than 10% of the Company’s annual revenue. The Company’s Chinese distributor, Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, represented 15% of annual revenue and the Company’s Japanese importer, Riken Genesis Co., Ltd. represented 14% of annual revenue. The loss of either of these product customers could have a material impact on the Company’s operating results.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. The Company maintains its available cash balances in cash, money market funds primarily invested in U.S. government securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan and Hong Kong. The Company maintains deposits in government insured financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Property and equipment

Property and equipment are stated at cost. Property and equipment includes specialized shipping containers provided to customers, in the United States, for transporting samples to the Company’s laboratory for testing. Property and equipment financed under capital leases are initially recorded at the present value of minimum lease payments at the inception of the lease.

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

Product revenue is generally paid directly by the customer and is recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) the product has been shipped or delivered in accordance with the shipping terms of the arrangement; (3) the price is fixed or determinable and known at time of shipment; and (4) collectibility is reasonably assured.

No product return rights are extended to customers of the Company.

The Company derives service revenue from tests performed on samples sent by customers to its diagnostic laboratories in the United States and the United Kingdom, and to contracted laboratories in other countries.

Service revenue in the United Kingdom and revenue from direct bill customers in the United States are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) when the diagnostic result has been delivered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. This service revenue is referred to as “direct-bill” sales because the Company receives payment directly from the ordering entity.

In the United States, the Company also generates revenue from payments that are received from a variety of third-party payors, including government programs (Medicare and Medicaid) and commercial insurance companies, each with different billing requirements. Revenue from tests paid by third-party payors is generally recognized on an accrual basis based on the Company’s historical collection experience. In certain instances, revenue is recognized on a cash basis when there is insufficient historical collection experience.

Taxes assessed by governmental authorities on revenue, including sales and value added taxes, are recorded on a net basis (excluded from revenue) in the consolidated statements of operations.

Cost of revenue: cost of product and cost of service

Cost of product revenue consists primarily of costs incurred in the production process, including costs of raw materials and components, assembly labor and overhead, quality management, royalties paid under licensing agreements, the U.S. medical device excise tax and packaging and delivery costs.

Cost of service revenue consists primarily of costs incurred in the operation of the Company’s diagnostic laboratories including labor and overhead, kit costs, quality management, consumables used in the testing process and packaging and delivery costs.

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

When determining the fair value of tangible assets acquired, the Company estimates the cost using the most appropriate valuation method with assistance from independent third-party specialists. When determining the fair value of intangible assets acquired, the Company uses judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined by management using the assistance of independent third-party specialists. The assumptions used in calculating the fair value of tangible and intangible assets represent the Company’s best estimates. If factors change and the Company were to use different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different.

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

Indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of acquired in-process research and development, or IPR&D, related to the Company’s business combinations with Boulder, Imugen and Immunetics, which were recorded at fair value on the acquisition dates. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that its indefinite-lived intangible asset is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not its indefinite-lived intangible asset is impaired, it is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

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

Definite-lived intangible assets

Intangible assets include technology licenses which are capitalized and amortized over estimated useful lives (generally in the range of five to twenty years) using the straight-line method. On an ongoing basis, the Company assesses the recoverability of its intangible assets by determining its ability to generate undiscounted future cash flows sufficient to recover the unamortized balances over the remaining useful lives. Intangible assets determined to be unrecoverable are expensed in the period in which the determination is made.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, interest rate or foreign currency risks.

The Company reviews the terms of the shares it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2016 and 2015, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, and other accounts payable, accrued liabilities, and loans payable. See Note 2 “Fair value measurement,” to the consolidated financial statements for further information on the fair value of the Company’s financial instruments.

Research and development expenses

Research and development expenses include all costs associated with the development of the Company’s T-SPOT technology platform and potential future products including new diagnostic tests that utilize the T-SPOT technology platform and are charged to expense as incurred. In addition, with the acquisition of Boulder in 2014 and the acquisitions of Imugen and Immunetics in 2016, the Company has expanded its research efforts to include assays for tick-borne diseases. Research and development expenses include direct costs and an allocation of indirect costs, including amortization, depreciation, rent, supplies, insurance, and repairs and maintenance.

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

Certain employees have been granted restricted share units, or RSUs, and restricted shares. The fair value of RSUs and restricted shares are calculated based on the closing sale price of the Company’s ordinary shares on the date of grant.

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

The Company adheres to the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken, or expected to be taken, in a tax return. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company does not have any accrued interest or penalties associated with any unrecognized tax positions for the years ended December 31, 2016 and 2015.

Basic and diluted net loss per ordinary share

Basic and diluted net loss per ordinary share is determined by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. As the Company reports net losses, outstanding share options, RSUs and restricted shares have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per ordinary share for each period are the same.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company currently anticipates adopting ASU 2014-09 in the first quarter of 2018 and currently intends to apply the “modified retrospective” approach. The Company is still evaluating ASU 2014-09 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, or ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and all annual and interim periods thereafter. Early application is permitted. ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company adopted ASU 2014-15 on October 1, 2016 and there was no impact on its financial position, results of operations or related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that an entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. The amendments in ASU 2015-11 are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating ASU 2015-11 but does not anticipate that adoption of this guidance will have a material impact on its financial position, results of operations or related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates real estate-specific provisions for all entities. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2018. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating ASU 2016-02 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The guidance can be applied using a modified retrospective, retrospective, or prospective transition method, depending on a specific amendment. The Company does not expect the adoption of ASU 2016-09 to have a material impact on financial position, results of operations or related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current U.S. GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company is currently evaluating ASU 2016-13 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The guidance should be applied retrospectively. The Company is currently evaluating ASU 2016-15 and has not yet determined how it may impact its statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, or ASU 2016-16. The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted as of the beginning of an annual reporting period. ASU 2016-16 amendments should be applied on a modified retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2016-16 on its financial position, results of operations or related disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-18 to have a material effect on its statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those periods. The guidance should be applied on a prospective basis and early adoption is not permitted. The Company is currently evaluating the impact of adoption of ASU 2017-01 on its financial position, results of operations or related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating ASU 2017-04 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

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

		Fair value measurements at December 31, 2016 using
(in thousands)	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$3,475	$—	$—	$3,475

Total	$3,475	$—	$—	$3,475

		Fair value measurements at December 31, 2015 using
(in thousands)	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,293	$—	$—	$1,293

Total	$1,293	$—	$—	$1,293

The following tables provide a summary of changes in the fair value of the Company's Level 3 financial liabilities for the years ended December 31:

(in thousands)	2016
Balance – beginning	$1,293
Immunetics acquisition (Note 17)	3,444
Change in fair value of contingent purchase price consideration	244
Write-off of Boulder contingent purchase price consideration	(1,452)
Foreign currency adjustment	(54)
Balance – ending	$3,475

(in thousands)	2015
Balance – beginning	$1,218
Change in fair value of contingent purchase price consideration	202
Foreign currency adjustment	(127)
Balance – ending	$1,293

During the fourth quarter of 2016, the decision was made to halt research on the GoutiFind test, which was an assay intended to allow early diagnosis of gout and to better inform therapies by measuring the strength of the underlying uric acid induced inflammation. Based on this decision, the Company wrote off the related contingent purchase price consideration of $901,000. During the same quarter, the Company determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, the Company wrote off the related contingent purchase price consideration of $551,000. Both charges have been included in the line “Change in fair value of contingent purchase price consideration” in the consolidated statements of operations. Similar charges recorded in prior years have been reclassified out of research and development expense for comparative purposes.

On October 12, 2016, the Company acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. The terms of the purchase agreement included contingent purchase price consideration consisting of up to an additional $6.0 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the next three years. The fair value of these milestone payments has been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%, which are considered as Level 3 inputs.

The Company has a term loan outstanding under the MidCap agreement. The amount outstanding on its 2016 term loan is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the term loan as of December 31, 2016, based upon current market rates for similar borrowings, as measured using Level 2 inputs, approximates the carrying amount as presented on the consolidated balance sheet.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

	December 31,
(in thousands)	2016	2015

Accounts receivable	$14,050	$7,372
Less allowance for uncollectible accounts receivable	(785)	(314)
Accounts receivable, net	$13,265	$7,058

Activity for the allowance for uncollectible accounts receivable is as follows:

	December 31,
(in thousands)	2016	2015	2014

Balance at beginning of period	$(314)	$(114)	$(165)
Provision for bad debt expense	(471)	(200)	—
Write-off, net of recoveries	—	—	51

Balance at end of period	$(785)	$(314)	$(114)

4. Inventory, net

Inventory consisted of the following as of:

	December 31,
(in thousands)	2016	2015
Raw materials	$4,928	$3,925
Finished goods	2,509	3,174
Inventory	$7,437	$7,099

5. Property and equipment, net

Property and equipment, net consists of the following as of:

	December 31,
(in thousands)	2016	2015
Laboratory equipment	$5,971	$4,865
Leasehold improvements	3,199	2,783
Office equipment, furniture and fixtures	3,364	2,841
Software	1,479	1,172
Specialized shipping containers	2,655	2,177
Construction in progress	848	200
Property and equipment	17,516	14,038
Less accumulated depreciation	(9,723)	(7,754)
Property and equipment, net	$7,793	$6,284

For the years ended December 31, 2016, 2015 and 2014, the Company recorded depreciation expense of $2.6 million, $2.0 million, and $1.7 million, respectively. Depreciation expense includes amortization of capital leases.

Depreciable lives range from three to ten years for laboratory equipment, office equipment, leasehold improvements, and furniture and fixtures and three years for software and specialized shipping containers.

For the years ended December 31, 2016 and 2015, there were no material capital leases, disposals or retirements.

6. Goodwill and intangible assets

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016 (in thousands):

Balance at December 31, 2014	$50
Foreign currency adjustment	(5)
Balance at December 31, 2015	45
Imugen acquisition (Note 17)	2,645
Immunetics acquisition (Note 17)	1,177
Impairment charge – Boulder goodwill	(43)
Foreign currency adjustment	(2)
Balance at December 31, 2016	$3,822

Acquired intangible assets consisted of the following as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016
	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen in-process research and development		Indefinite		$9,200	$—	$9,200
Imugen technology - clinical		15		5,100	170	4,930
Imugen customer relationships		10		2,700	135	2,565
Imugen trademarks / trade names		16		1,900	59	1,841

Immunetics in-process research and development		Indefinite		6,970	—	6,970
Immunetics technology – clinical		15		860	9	851
Immunetics customer relationships	5	-	11	400	11	389
Immunetics trade name		5		290	9	281
Immunetics grants		2		50	4	46

Other	5	-	10	632	518	114
Total				$28,102	$915	$27,187

	As of December 31, 2015
	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Boulder in-process research and development		Indefinite		$1,782	$—	$1,782

Other	5	-	10	758	579	179
Total				$2,540	$579	$1,961

The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $435,000, $92,000 and $43,000, respectively. Amortization expense related to acquired intangible assets is estimated at $1.0 million per year for the years ending 2017 and 2018 and $0.9 million per year for each of the years ending 2019 through 2021.

The acquired IPR&D assets include $9.2 million for IPR&D acquired in conjunction with the Imugen acquisition and $7.0 million for IPR&D acquired in conjunction with the Immunetics acquisition. During the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to an assay for Lyme disease that was acquired in conjunction with the Boulder acquisition when it was determined that the Boulder IPR&D will not directly yield any products.

IPR&D acquired in a business combination is capitalized at fair value and is subject to impairment testing at least annually until the underlying project is completed. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred. For more information on the acquisitions, see Note 17 “Acquisition activity”.

7. Accrued liabilities

Accrued liabilities consist of the following as of:

	December 31,
(in thousands)	2016	2015

Employee related expenses	$6,592	$4,478
Royalties	4,423	3,498
Clinical trials	1,135	442
Professional services	387	333
Sales and use taxes payable	155	193
Other accrued liabilities	1,590	1,005
Total accrued liabilities	$14,282	$9,949

8. Loans payable

In June 2013, in conjunction with the lease for approximately 14,500 square feet of office space in Marlborough, Massachusetts, the Company received a payment of $582,000 from the landlord, representing approximately 80% of the cost to build-out the facility. In accordance with FASB Accounting Standards Codification 840, Leases, this reimbursement was recorded as a liability in loans payable and is being amortized over the life of the lease. At December 31, 2016, $71,000 is included in the balance sheet in current portion of loans payable and $236,000 is included in long-term portion of loans payable.

On October 4, 2016, the Company entered into an agreement with MidCap Financial, or the MidCap agreement, that provides it with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides the Company with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides the Company with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. The Company is also required to pay the lenders an unused line fee equal to 0.50% per annum of the average unused portion of the revolving line of credit. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

If the credit facility is terminated prior to the end of the term, the Company will pay to the lenders a fee as compensation for the costs of being prepared to make funds available to the Company throughout the term equal to an amount determined by multiplying the revolving line of credit commitment amount by 3.0% in the first year, 2.0% in the second year, and 1.0% in the third year and thereafter. Upon repayment in full of the loan, the Company is obligated to make a final payment fee equal to 6% of the aggregate loan amount.

The credit facility is collateralized by a perfected first priority security interest in all existing and after-acquired assets of the Company.

Under the Credit Agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including, but not limited to, the obligations of the Company to: (i) deliver financial statements and other reports to MidCap, (ii) maintain insurance, (iii) maintain good standing, (iv) comply with all laws and material contracts, (v) provide certain other information and notices to MidCap, and (vi) protect the Company’s intellectual property.

The Company is also subject to negative covenants customary for financings of this type, including, but not limited to, that without the prior consent of MidCap, the Company may not: (i) incur additional indebtedness, (ii) incur liens on the collateral, (iii) declare, order or set apart any distribution without permission, (iv) enter into a merger or consolidation or certain change of control events, or acquire another company, (v) amend material agreements or organizational documents, or (vi) enter into certain transactions with affiliates, in each case subject to certain exceptions provided for in the MidCap agreement.

The Company is also subject to financial covenants customary to financings of this type, which require the Company to achieve quarterly targets based on trailing 12 months net revenue. As of December 31, 2016, the Company was in compliance with all its covenants.

The MidCap Agreement provides that events of default include: (i) failure to make payment of principal or interest when required, (ii) failure to perform obligations under the MidCap agreement and related documents, (iii) defaults in other indebtedness and breaches of material agreements of the Company, (iv) voluntary case or other proceeding by the Company seeking liquidation, reorganization or other relief, (v) if the Company ceases to be a publicly-listed and reporting company and (vi) certain other events, including certain adverse actions taken by the FDA, CMS or other governmental authorities. Upon an event of default, the Company’s obligations under the MidCap agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated.

The balance of the secured term loan due to MidCap as of December 31, 2016 is $30 million, and is recorded in the accompanying consolidated balance sheet, net of unamortized discount and debt issuance costs.

Future minimum payments required under the term loan and the revolving line of credit as of December 31, 2016 are as follows:

(in thousands)	Term Loan
2017	$—
2018	1,667
2019	10,000
2020	10,000
2021	8,333
Thereafter	—
Total minimum payments	$30,000

In addition to the MidCap term loan payments listed above, the Company is required to pay an exit fee of 6.0% of the aggregate principal amount of all term loan borrowings (currently equal to $1.8 million). The 6% exit fee of $1.8 million is being accreted to interest expense through the maturity of the MidCap loan.

The Company did not borrow under the revolving line of credit during 2016.

9. Share capital

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

During 2016, 85,943 ordinary shares were issued upon the exercise of options. As of December 31, 2016, there were 36,183,293 ordinary shares authorized and 22,635,431 ordinary shares issued and outstanding.

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

In November 2013, in connection with the Company’s IPO, the Company adopted the 2013 Share Incentive Plan (the 2013 Plan) which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan authorizes the Company to grant up to 2,684,563 ordinary shares with such amount automatically increasing annually on each January 1st through January 1, 2023 by 4% of the number of shares outstanding on the close of business of the immediately preceding December 31st, provided that the Board of Directors may limit the increase to a smaller amount or to no increase in any given year. At December 31, 2016, there were 2,004,074 shares available for future issuance under the 2013 Plan.

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

The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted-average grant date fair value per share relating to share options granted under the Plans during the years ended December 31, 2016, 2015 and 2014 was $4.53, $6.33 and $9.32, respectively. Share-based compensation expense for restricted shares and RSUs is calculated based on the grant date market price of the shares and is also amortized on a straight-line basis over the requisite service period of the awards.

The fair value of each option granted under the Plans has been calculated on the date of grant using the following assumptions:

	2016	2015	2014
Expected dividend yield (%)	—	—	—
Expected volatility (%)	43.70	44.11	46.87
Risk-free interest rate (%)	1.53	1.66	1.86
Expected life of option (years)	6.16	6.19	6.19
Weighted-average share price ($)	10.29	14.15	19.66
Weighted-average exercise price ($)	10.29	14.15	19.66
Model used	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model

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

Expected life of options (in years): Expected life of options represents the period that the Company’s share option grants are expected to be outstanding. As the Company operated as a private company until November 2013, there is not sufficient historical share data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to value share option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2016, 2015 and 2014, a forfeiture rate of 5% was applied.

The following table illustrates the number of ordinary shares and weighted-average exercise prices, or WAEP, of, and movements in, share options during the year:

	Number of ordinary shares	WAEP
Outstanding as of January 1, 2016	2,425,426	$9.03
Granted	749,964	10.29
Exercised	(85,943)	0.82
Forfeited	(239,667)	14.27
Outstanding as of December 31, 2016	2,849,780	9.15
Vested or expected to vest as of December 31, 2016	2,790,851	$9.08
Exercisable as of December 31, 2016	1,671,179	$6.81

The following table illustrates the number of restricted shares and RSUs, and weighted-average fair value, or WAFV, of, and movements in, restricted shares and RSUs during the year:

	Number of ordinary shares	WAFV
Unvested balance as of January 1, 2016	366,739	$19.72
Granted	108,361	10.21
Cancelled	(57,530)	16.17
Vested	(88,105)	22.99
Unvested balance as of December 31, 2016	329,465	16.34

As of December 31, 2016, there was $5.0 million and $3.3 million of total unrecognized compensation cost related to unvested share options and unvested restricted shares and RSUs, respectively, granted under the Plans. The cost for unvested share options and unvested restricted shares and RSUs is expected to be recognized over weighted-average periods of 2.4 years and 1.9 years, respectively.

The aggregate intrinsic value of all share options outstanding under the Plans as of December 31, 2016 and 2015 was $19.2 million and $12.6 million, respectively. The aggregate intrinsic value of share options that were fully vested under the Plans as of December 31, 2016 was $15.6 million.

During the years ended December 31, 2016, 2015 and 2014, current and former employees of the Company exercised a total of 85,943, 41,222 and 65,054 share options, respectively, resulting in total proceeds of $76,000 during 2016, $20,000 during 2015 and $14,000 during 2014. The intrinsic value of share options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $0.5 million and $0.9 million, respectively. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the Plans described above.

A summary of the activity of the Company’s unvested share options is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of December 31, 2015	1,124,443	$6.53
Granted	749,964	4.53
Vested	(479,295)	5.92
Forfeited	(216,510)	6.08
Balance as of December 31, 2016	1,178,602	5.61

The total fair value of shares vested for the years ended December 31, 2016, 2015 and 2014 was $2.9 million, $1.9 million and $1.0 million, respectively.

The impact on the Company’s results of operations from share-based compensation for the years ended December 31, 2016, 2015 and 2014, was as follows:

(in thousands)	2016	2015	2014
Cost of revenue	$57	$529	$330
Research and development	548	86	87
Sales and marketing	1,725	1,045	949
General and administrative	2,689	1,825	1,155
Total share-based compensation	$5,019	$3,485	$2,521

For the year ended December 31, 2016, the Company incurred shared-based compensation expense related to share options, and restricted shares and RSUs of approximately $3.2 million and $1.8 million, respectively. For the year ended December 31, 2015, the Company incurred shared-based compensation expense related to share options, and restricted shares and RSUs of approximately $2.4 million and $1.1 million, respectively. For the year ended December 31, 2014, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $1.6 million and $0.9 million, respectively.

11. Net loss per ordinary share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share:

	Year ended December 31,
($ in thousands)	2016	2015	2014
Numerator:
Net loss per ordinary share	$(22,349)	$(24,478)	$(22,174)

Denominator:
Weighted-average ordinary shares outstanding-basic	22,353,713	21,781,933	17,310,148
Dilutive effect of ordinary share equivalents resulting from ordinary share options, ordinary share warrants and preferred ordinary shares (as converted)	—	—	—
Weighted-average ordinary shares outstanding-diluted	22,353,713	21,781,933	17,310,148

The following numbers of outstanding ordinary share options, restricted shares and RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year ended December 31,
	2016	2015	2014
Options to purchase ordinary shares	1,065,655	1,108,240	1,194,612
Unvested restricted shares and RSUs	329,465	366,739	275,500

12. Income taxes

The components of loss before income taxes are as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Domestic (United Kingdom)	$(730)	$1,400	$(158)
Foreign (United States)	(25,393)	(25,732)	(21,862)
Loss before income taxes	$(26,123)	$(24,332)	$(22,020)

The components for the income tax benefit (expense) are as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
U.K.	—	—	—
Japan	(85)	(116)	(119)
China	(12)	—	—
State	(51)	(30)	(35)
Total current provision	(148)	(146)	(154)

Deferred:
Federal	752	—	—
U.K.	2,630	—	—
State	540	—	—
Total deferred benefit	3,922	—	—
Income tax benefit (expense)	3,774	(146)	(154)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s effective income tax rate differs from the statutory domestic (United Kingdom) income tax rate as follows for the years ended December 31:

	2016	2015	2014
Income tax rate	20.0%	20.3%	21.5%
U.K. research and development credit	1.8	1.3	1.7
Other	(2.1)	(1.1)	(1.2)
Effect of foreign tax rate differential	16.8	10.7	17.9
Valuation allowance	(22.1)	(31.7)	(40.6)
Effective income tax rate	14.4%	(0.5)%	(0.7)%

The Company is headquartered in the United Kingdom and the effective U.K. corporate tax rate for the years ended December 31, 2016, 2015, and 2014 was 20.0%, 20.3%, 21.5%, respectively. The U.S. federal corporate tax rate was 34% for the years ended December 31, 2016, 2015 and 2014. The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company remains subject to examination by various tax authorities for tax years 2013 through 2016. With a few exceptions, the Company is no longer subject to examinations by tax authorities for the tax years 2012 and prior. However, net operating losses from the tax years 2012 and prior would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

The United Kingdom’s Summer Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company has adopted a 17% tax rate in respect of the deferred tax disclosures, reflecting the anticipated timing of the unwinding of the deferred tax balances.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows for the years ended December 31:

(in thousands)	2016	2015

Deferred tax assets:
Long term deferred tax assets:
U.S. federal net operating losses	$42,165	$32,095
State net operating loss (net of federal)	5,198	4,021
U.S. federal research and development credit	273	155
U.K. net operating loss	2,419	5,217
Share options	1,884	1,251
Accrued liabilities	526	177
State credits	85	—
Other	—	160
Total deferred tax assets	52,550	43,076
Valuation allowance	(46,473)	(43,076)
Total deferred tax assets	$6,077	$—

Deferred tax liabilities:
Long term deferred tax liabilities:
Other assets	$(29)	$—
Intangible assets	(3,418)	—
Total deferred tax liabilities	$(3,447)	$—

For the years ended December 31, 2016 and 2015, the Company had United Kingdom Net Operating Losses (U.K. NOLs) of $14.2 million and $29.0 million, respectively. U.S. federal net operating loss carry forwards for the years ended December 31, 2016 and 2015 were $125.3 million and $95.5 million, respectively. U.S. State net operating loss carryforwards for the years ended December 31, 2016 and 2015 were $112.5 million and $85.8 million, respectively.

The U.S. federal and state net operating loss carryforwards begin to expire in 2027 and 2016, respectively and the U.K. NOLs can be carried forward indefinitely.

For the year ended December 31, 2016, the Company recognized a deferred tax asset in the U.K. of $2.6 million. The Company has determined that it is more likely than not that this asset will be realized in the future. The Company continues to record a full valuation allowance against all other net deferred tax assets since it is not more likely than not that these amounts will be realized.

The following table reflects the rollforward of the Company’s valuation allowance:

(in thousands)	2016	2015	2014
Beginning of year (January 1)	$43,076	$35,361	$26,413
Increase in valuation allowance	3,397	7,715	8,948
End of year (December 31)	$46,473	$43,076	$35,361

The Company reviewed its historical tax filings and tax positions and has determined no material uncertain tax positions exist at December 31, 2016 and 2015. The Company continues to monitor its tax filings and positions.

The Company generates research and development credits in the United Kingdom which are refundable if a current year loss is incurred. In the United Kingdom for the year ended December 31, 2016, no amounts were reimbursed for research and development tax credits.

13. Intellectual property—license agreements

The Company entered into three license agreements by which it has secured certain patent rights that are necessary to make, use and sell the T-SPOT.TB test. One of these license agreements, with Oxford Innovation, was terminated in connection with the assignment by Oxford Innovation to the Company of certain intellectual property rights in November 2013. The Company has ongoing obligations to make certain payments to Oxford Innovation while the assigned patents remain in force in certain countries. The Company’s existing license agreements related to its T-SPOT.TB test, as well as its previous license from Oxford Innovation, are generally exclusive in the stated field, cover a worldwide territory, are royalty-bearing and give the Company the right to grant sublicenses. The Company has minimum royalty obligations under each existing license agreement, which continue so long as patents licensed under the agreement remain unexpired. The minimum contractual royalty payments, including ongoing minimum payment obligations to Oxford Innovation, after December 31, 2016 are set forth in the commitments and contingencies table in Note 15 “Commitments and contingencies” to these consolidated financial statements.

The Company incurs royalties under each existing license agreement, has incurred royalties under the Oxford Innovation license agreement, and will incur continuing payment obligations to Oxford Innovation that are treated as royalties in these financial statements, based on its product and service revenue. The aggregate royalty expense relating to the three license agreements amounted to $6.8 million, $5.1 million, and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company paid other license-related expenses, including patent prosecution expenses, milestone payments and assignment fees due to these licensors, amounting to $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate royalty rate paid by the Company in the years ended December 31, 2016, 2015 and 2014, as a percentage of the gross product and service revenue of the Company, was 8%, 8% and 10%, respectively.

14. Employee benefit plans

In the United States, the Company has adopted a defined contribution plan (the U.S. Plan) which qualifies under Section 401(k) of the Internal Revenue Code. All U.S. employees of the Company who have attained 21 years of age are eligible for participation in the U.S. Plan upon employment. The effective date of the U.S. Plan was January 1, 2008. Under the U.S. Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company began matching employee contributions as of July 1, 2016 and paid $0.2 million in matching contributions in the year ended December 31, 2016.

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. The U.K. Plan allows all U.K. employees to contribute a minimum of 5% of salary with no maximum limit. The contribution is matched by the Company, up to a maximum of 5% of salary. The Company paid to the U.K. Plan $0.6 million in contributions in the year ended December 31, 2016, and $0.7 million in the year ended December 31, 2015 and $0.6 million in 2014.

15. Commitments and contingencies

Operating leases

At December 31, 2016, the Company leases facilities under six non-cancelable operating leases, with terms that expire between 2017 and 2021. The Company leases office, storage/warehouse, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire on January 31, 2025 (with respect to the storage/warehouse facility) and June 11, 2019. On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. In August 2015, the Company entered into a lease amendment for this location to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment expanded the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. The Company will have an option to extend the lease for one additional term of five years. In addition, the Company leases laboratory space in Memphis, Tennessee, which lease is due to expire on December 31, 2021. The Company has an option to extend the lease for two additional terms of five years each. The two laboratory facilities acquired in 2016 are located in Norwood and Boston, Massachusetts. The Company currently leases approximately 22,000 square feet of space in Norwood and approximately 18,000 square feet in Boston. The Norwood lease expires in 2021, while the Boston lease expires in 2018. The Company’s current rent under the Norwood lease is $412,000 annually, subject to annual increases. The Company’s current rent under the Boston lease is $263,000 annually.

Future minimum lease payments required under the non-cancelable operating leases in effect as of December 31, 2016 are as follows:

(in thousands)	December 31, 2016
2017	$1,945
2018	1,852
2019	1,406
2020	1,126
2021	659
Thereafter	192
Total minimum lease payments	$7,180

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled $1.4 million, $0.9 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Future minimum payments required under license agreements and supplier purchase obligations in effect as of December 31, 2016 are as follows:

(in thousands)	License agreements	Supplier purchase obligations	Total
2017	$1,518	$4,189	$5,707
2018	1,512	447	1,959
2019	1,506	—	1,506
2020	25	—	25
2021	—	—	—
Thereafter	—	—	—
Total minimum payments	$4,561	$4,636	$9,197

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

16. Geographic revenue and long-lived assets distribution

The Company is domiciled in the United Kingdom and operates in three geographies: the United States, Europe and the Rest of the World (ROW), and Asia. Following is geographical information regarding the Company’s revenues for the years ended December 31, 2016, 2015 and 2014 and the Company’s long-lived assets as of December 31, 2016 and 2015.

	Revenue			Long-lived assets
	Years ended December 31,			As of December 31,
(in thousands)	2016	2015	2014	2016	2015
United States	$49,462	$31,362	$22,537	$6,625	$5,051
United Kingdom	2,620	2,836	2,971	922	954
Europe & ROW (excluding United Kingdom)	4,368	4,231	4,248	139	170
Europe & ROW	6,988	7,067	7,219	1,061	1,124
Asia	29,628	24,353	19,749	107	109
Total	$86,078	$62,782	$49,505	$7,793	$6,284

China represented approximately 44%, 46% and 43% of Asia revenue in 2016, 2015 and 2014, respectively. Japan represented approximately 55%, 53% and 54% of Asia revenue in 2016, 2015 and 2014, respectively.

17. Acquisition activity

Imugen, Inc.

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

The consideration for the acquisition of Imugen consisted of $22.2 million in cash. $1.8 million of the purchase price has been placed in escrow for a period of twelve months from the closing date to serve as security for potential indemnification claims. The Company filed the required financial statements (including pro forma financial statements) relating to the acquisition on a Form 8-K/A on September 9, 2016.

The acquisition of Imugen was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the third quarter of 2016. These provisional amounts have been finalized during the fourth quarter of 2016.

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

Goodwill of approximately $2.6 million represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and identifiable intangible assets and represents the expected synergistic benefits of the transaction, which relate to an increase in future revenues for the Company as a result of leveraging Imugen’s systems and expertise of its employees. The goodwill is also related to the knowledge and experience of the workforce in place. Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. There was no evidence of any impairments at December 31, 2016 and there were no impairment charges during the year ended December 31, 2016. Goodwill related to the Imugen acquisition is deductible for tax purposes over 15 years.

During the year ended December 31, 2016, the Company incurred transaction costs of $475,000 associated with the acquisition of Imugen that were recorded within general and administrative expense in the statement of operations.

Actual results of operations acquired from Imugen are included in the consolidated financial statements from the date of the acquisition, including revenues in the amount of $7.0 million and income from operations of $730,000, not including transaction costs.

Immunetics, Inc.

On October 12, 2016, the Company, through its indirect subsidiary, Oxford Immunotec, Inc., acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. The assets acquired primarily relate to IPR&D related to a test for Babesia, fixed assets, customer relationships, the “Immunetics” trade name, Immunetics’ proprietary testing technology for Lyme disease, and various government grants currently in progress.

Total consideration consisted of $6.0 million in cash and up to an additional $6.0 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the next three years. Approximately $400,000 of the purchase price is being held by the Company for a period of eighteen months from the closing date to serve as security for potential indemnification claims. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy and the fair value has been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%. Such liability is adjusted to fair value at each reporting date, with the adjustment reflected in general and administrative expenses. See Note 2 “Fair value measurement” for information pertaining to changes in the fair value of this liability.

The acquisition of Immunetics was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the fourth quarter of 2016. While the Company is close to finalization of the purchase price accounting, it has recorded provisional amounts for the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the business acquisition. These provisional amounts may be adjusted as necessary during the measurement period (up to one year from the acquisition date) while the accounting is finalized. The Company paid approximately $655,000 in transaction costs associated with this transaction, which is included in general and administrative expense in the statement of operations.

Total consideration was (in thousands):

Cash consideration	$6,000
Estimated fair value of contingent consideration	3,444
Total consideration transferred	$9,444

The table below summarizes the purchase price of the Immunetics acquisition and the fair value of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:
Cash	$285
Accounts receivable, net	347
Inventory, net	420
Prepaid expenses and other assets	199
Property and equipment	787
In-process research and development	6,970
Customer relationships	400
Trade name	290
Technology – clinical	860
Grants	50
Total assets acquired	10,608

Liabilities assumed:
Accounts payable	(319)
Accrued liabilities	(739)
Other liabilities	(1,283)
Total liabilities assumed	(2,341)

Net assets acquired	8,267
Add: Goodwill	1,177
Total consideration transferred	$9,444

On the date of the acquisition, the fair value of acquired intangible assets was determined to be $8.6 million using primarily the excess earnings method with significant inputs that are not observable, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and discount rate rates ranging between 21.6% and 60.2%, depending on the levels of risk inherent in the various intangible assets. We consider these intangible assets to be Level 3 fair value assets due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Goodwill of approximately $1.2 million represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and identifiable intangible assets and represents the expected benefits of the transaction, which relate to an increase in future revenues for the Company as a result of leveraging Immunetics’ systems and expertise of its employees. The goodwill is also related to the knowledge and experience of the workforce in place. Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. There was no evidence of any impairments at December 31, 2016 and there were no impairment charges during the quarter ended December 31, 2016. The goodwill recognized is not deductible for tax purposes.

Actual results of operations acquired from Immunetics are included in the consolidated financial statements from the date of the acquisition, including revenues in the amount of $392,000 and loss from operations of $813,000, not including transaction costs.

Pro Forma Information (Unaudited): The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s acquisitions of Imugen and Immunetics as if they occurred on January 1, 2015. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of those dates:

	Year Ended December 31,
(in thousands, except share and per share data)	2016	2015
Total revenues	$92,860	$75,622
Net loss	$(21,840)	$(25,281)
Net loss per share—basic and diluted	$(0.98)	$(1.16)
Weighted average shares outstanding—basic and diluted	22,353,713	21,781,933

Pro forma net loss for the year ended December 31, 2016, excludes $2.7 million related to transaction costs and accelerated stock-based compensation costs incurred in connection with the Imugen and Immunetics acquisitions.

Prior Year Acquisition

Boulder Diagnostics, Inc.

On July 31, 2014, the Company acquired substantially all of the assets of Boulder, a privately owned company developing immunology-based assays for autoimmune and inflammatory conditions/diseases. The assets acquired primarily related to assays for Lyme disease and gout and an assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition. As part of the transaction, Boulder transferred to the Company all shares of capital stock in its wholly-owned subsidiary, Boulder Diagnostics Europe GmbH, such that the Company has become the sole owner of Boulder Diagnostics Europe GmbH.

The terms of the purchase agreement provided for an upfront payment of $1.7 million and contingent purchase price consideration consisting of future potential milestone payments totaling up to $6.1 million in respect of the Lyme disease and gout assays at any time on or prior to July 31, 2024. The milestone payments consisted of up to $400,000 for the completion of studies related to acquired technologies, up to $700,000 for the development of diagnostic test kits, $500,000 for the first patient enrolled in an Institutional Review Board approved study, up to $1.5 million for the issuance of patents, and up to $3.0 million for approvals or clearances by the U.S. Food and Drug Administration. The Company determined that this liability was a Level 3 fair value measurement within the FASB’s fair value hierarchy and the fair value was estimated to be $1.2 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 15%. Such liability was adjusted to fair value at each reporting date, with the adjustment reflected in general and administrative expenses. See Note 2 “Fair value measurement” for information pertaining to changes in the fair value of this liability.

The acquisition of Boulder was accounted for under the acquisition method of accounting and was finalized during the fourth quarter of 2014. Total consideration was (in thousands):

Cash consideration	$1,724
Estimated fair value of contingent consideration	1,247
Total consideration transferred	$2,971

$183,200 of the cash consideration was placed in an escrow account as security for any undisclosed liabilities and as indemnification for certain items. The Company paid approximately $181,000 in transaction costs associated with this transaction, which was included in general and administrative expense in the consolidated statement of operations.

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

On the date of the acquisition the fair value of IPR&D acquired was determined to be $2.6 million ($1.8 million for the Lyme disease assay, $0.5 million for the assay to help select biologics for autoimmune disease based on monitoring and prognosis of drug response that was acquired in conjunction with the Boulder acquisition, and $0.3 million for the gout assay) using the excess earnings method with significant inputs, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and a 15% discount rate, that were not observable. The Company considered the fair value of IPR&D to be a Level 3 fair value asset due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. During the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, the Company recorded an IPR&D impairment charge of $385,000 as of December 31, 2015. During the fourth quarter of 2016, the decision was made to halt research on the GoutiFind blood test. Based on this decision, the Company recorded a non-cash impairment charge of $270,000 to fully reserve the GoutiFind IPR&D. In addition, during the fourth quarter of 2016, the Company recorded a non-cash IPR&D impairment charge of $1.4 million related to an assay for Lyme disease that was acquired in conjunction with the Boulder acquisition. The impairment charge has been shown on a separate line in the financial statements. Similar charges recorded in prior years have been reclassified out of research and development expense for comparative purposes.

During the fourth quarter of 2016, the Company also wrote off the GoutiFind related contingent purchase price consideration of $901,000. In addition during the fourth quarter of 2016, the Company determined that the milestones related to the SpiroFind product would not be achieved and wrote off the contingent purchase price consideration of $551,000 related to this product candidate.

Actual results of operations of Boulder for 2014 were included in the financial statements from the date of the acquisition, including revenues in the amount of $42,000 and losses from operations of $396,000. The functional currency for Boulder in Germany is the Euro.

18. Subsequent event

Effective February 24, 2017, the Remuneration Committee of the Board of Directors approved grants to employees for up to 529,096 share options and 94,989 restricted share units from the Oxford Immunotec Global PLC 2013 Share Incentive Plan. These grants were issued to employees in the first quarter of 2017.