Form 10-Q
period 2017-03-31
Oxford Immunotec Global PLC
filed 2017-05-02
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

As of April 25, 2017, there were 22,926,903 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

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

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare reform, on our business;

●	potential changes to the Patient Protection and Affordable Care Act of 2010, or PPACA;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with Securities and Exchange Commission, or SEC, reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as China and the U.S. and in the several U.S. states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company and as an English company listing ordinary shares in the U.S.;

●	the volatility of the price of our shares, substantial future sales of our shares and the fact that we do not pay dividends; and

●	the impact of anti-takeover provisions under U.K. law and our articles of association.

You should refer to Part I, Item 1A, “Risk Factors” in our 2016 Annual Report on Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,133	$59,110
Accounts receivable, net	16,906	13,265
Inventory, net	8,307	7,437
Prepaid expenses and other assets	3,874	2,390

Total current assets	72,220	82,202
Restricted cash, non-current	200	200
Property and equipment, net	8,299	7,793
In-process research and development	16,170	16,170
Goodwill	3,822	3,822
Other intangible assets, net	10,764	11,017
Other assets	2,791	2,808

Total assets	$114,266	$124,012

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,668	$3,201
Accrued liabilities	13,120	14,282
Contingent purchase price consideration	1,118	882
Deferred income	48	41
Current portion of loans payable	86	84

Total current liabilities	18,040	18,490
Long-term portion of loans payable	29,552	29,601
Contingent purchase price consideration	—	2,593
Other liabilities	364	364

Total liabilities	47,956	51,048

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at March 31, 2017 and December 31, 2016, and 22,735,980 and 22,635,431 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	244	243
Additional paid-in capital	250,326	249,128
Accumulated deficit	(176,728)	(168,656)
Accumulated other comprehensive loss	(7,532)	(7,751)

Total shareholders’ equity	66,310	72,964

Total liabilities and shareholders’ equity	$114,266	$124,012

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2017	2016
Revenue:
Product	$8,386	$8,138
Service	13,119	8,972
Total revenue	21,505	17,110
Cost of revenue:
Product	3,245	3,293
Service	7,252	4,872
Total cost of revenue	10,497	8,165
Gross profit	11,008	8,945
Operating expenses:
Research and development	3,805	3,021
Sales and marketing	9,640	8,480
General and administrative	6,876	4,583
Change in fair value of contingent purchase price consideration	(2,357)	55
Total operating expenses	17,964	16,139
Loss from operations	(6,956)	(7,194)
Other expense:
Interest expense, net	(823)	(17)
Foreign exchange (losses) gains	(106)	363
Other expense	(140)	(166)
Loss before income taxes	(8,025)	(7,014)
Income tax expense	(47)	(35)
Net loss	$(8,072)	$(7,049)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.36)	$(0.32)
Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	22,533,531	22,284,392

 See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Net loss	$(8,072)	$(7,049)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	219	(326)

Other comprehensive income (loss), net of taxes	219	(326)

Total comprehensive loss	$(7,853)	$(7,375)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(8,072)	$(7,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,003	581
Change in fair value of contingent purchase price consideration	(2,357)	55
Accretion and amortization of loan fees	149	—
Share-based compensation expense	1,326	1,104
Changes in operating assets and liabilities:
Accounts receivable, net	(3,573)	(1,456)
Inventory, net	(806)	(1,490)
Prepaid expenses and other assets	(1,406)	128
Accounts payable	522	(1,308)
Accrued liabilities	(1,430)	(3,051)
Deferred income	6	(1,496)
Net cash used in operating activities	(14,638)	(13,982)
Cash flows from investing activities
Purchases of property and equipment	(1,301)	(731)
Net cash used in investing activities	(1,301)	(731)
Cash flows from financing activities
Proceeds from exercise of share options	59	11
Payments of tax withheld on vesting of restricted share units	(186)	—
Payments on loan	(21)	(19)
Net cash used in financing activities	(148)	(8)
Effect of exchange rate changes on cash and cash equivalents	110	(263)
Net decrease in cash and cash equivalents, excluding restricted cash	(15,977)	(14,984)
Cash and cash equivalents at beginning of period	59,110	83,715
Cash and cash equivalents at end of period	$43,133	$68,731

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at March 31, 2017, the results of operations for the three-month periods ended March 31, 2017 and 2016, and the cash flows for the three-month periods ended March 31, 2017 and 2016. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2016, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2016 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2017, or the Company’s 2016 Form 10-K.

Note 1 to the consolidated financial statements included in the Company’s 2016 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three-month period ended March 31, 2017.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company currently anticipates adopting ASU 2014-09 in the first quarter of 2018 and currently intends to apply the “modified retrospective” approach. The Company is still evaluating certain aspects of ASU 2014-09 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that an entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 prospectively as of January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial position, results of operations or related disclosures. The Company updated its accounting policies to state that “inventory is stated at the lower of cost and net realizable value.”

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 prospectively as of January 1, 2017. The adoption of ASU 2015-17 did not have a material impact on the Company’s financial position, results of operations or related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 as of January 1, 2017 using a modified retrospective, retrospective, or prospective transition method, depending on a specific amendment. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or related disclosures. The Company made the accounting policy election to continue to estimate the number of awards that are expected to vest, as opposed to accounting for forfeitures when they occur. The Company updated its accounting policies to classify cash paid when withholding shares for tax-withholding purposes as a financing activity in its consolidated statements of cash flows.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes, or ASU 2016-16. The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017, and early adoption is permitted as of the beginning of an annual reporting period. ASU 2016-16 amendments should be applied on a modified retrospective basis. The Company is currently evaluating ASU 2016-16 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those periods. The guidance should be applied on a prospective basis and early adoption is not permitted. The Company is currently evaluating ASU 2017-01 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating ASU 2017-04, but does not expect its adoption to have a material impact on the Company’s financial position, results of operations, or related disclosures.

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

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

		Fair value measurements at March 31, 2017 using
(in thousands)	March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$1,118	$—	$—	$1,118
Total	$1,118	$—	$—	$1,118

		Fair value measurements at December 31, 2016 using
(in thousands)	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$3,475	$—	$—	$3,475
Total	$3,475	$—	$—	$3,475

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three-month period ended March 31, 2017:

(in thousands)
Balance – beginning	$3,475
Change in fair value of contingent purchase price consideration	(2,357)
Balance – ending	$1,118

On October 12, 2016, the Company acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. The terms of the purchase agreement included contingent purchase price consideration consisting of up to an additional $6.0 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years. The fair value of these milestone payments was estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%, which are considered as Level 3 inputs. During March 2017, as a result of events subsequent to the acquisition, the Company determined that the timing for Food and Drug Administration approval of the Babesia product acquired from Immunetics would be more likely to occur after the milestone due date. As a result, the Company reduced the related contingent purchase price consideration liability by $2.4 million.

The Company has a term loan outstanding under the MidCap agreement. The amount outstanding on its 2016 term loan is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the term loan as of March 31, 2017, based upon current market rates for similar borrowings, as measured using Level 2 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	March 31, 2017	December 31, 2016
Accounts receivable	$17,776	$14,050
Less allowance for uncollectible accounts receivable	(870)	(785)
Accounts receivable, net	$16,906	$13,265

4. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$5,319	$4,928
Finished goods	2,988	2,509
Inventory, net	$8,307	$7,437

5. Goodwill and acquired intangible assets

The carrying amount of goodwill reflected in the Company’s condensed consolidated balance sheets was $3.8 million at each of March 31, 2017 and December 31, 2016.

Acquired intangible assets consisted of the following as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen in-process research and development	Indefinite			$9,200	$—	$9,200
Imugen technology - clinical		15		5,100	255	4,845
Imugen customer relationships		10		2,700	203	2,497
Imugen trademarks / trade names		16		1,900	89	1,811
Immunetics in-process research and development	Indefinite			6,970	—	6,970
Immunetics technology - clinical		15		860	27	833
Immunetics customer relationships	5	-	11	400	31	369
Immunetics trade name		5		290	27	263
Immunetics grants		2		50	12	38
Other	5	-	10	640	532	108
Total				$28,110	$1,176	$26,934

	As of December 31, 2016
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen in-process research and development	Indefinite			$9,200	$—	$9,200
Imugen technology - clinical		15		5,100	170	4,930
Imugen customer relationships		10		2,700	135	2,565
Imugen trademarks / trade names		16		1,900	59	1,841
Immunetics in-process research and development	Indefinite			6,970	—	6,970
Immunetics technology - clinical		15		860	9	851
Immunetics customer relationships	5	-	11	400	11	389
Immunetics trade name		5		290	9	281
Immunetics grants		2		50	4	46
Other	5	-	10	632	518	114
Total				$28,102	$915	$27,187

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

The acquisition of Immunetics was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the fourth quarter of 2016. The Company has recorded provisional amounts for the assets acquired and liabilities assumed, based upon their estimated fair values at the date of the business acquisition. These provisional amounts may be adjusted as necessary during the measurement period (up to one year from the acquisition date) while the accounting is finalized.

6. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2017	December 31, 2016
Employee related expenses	$5,034	$6,592
Royalties	3,421	4,423
Clinical trials	1,285	1,135
Professional services	668	387
Other accrued liabilities	2,712	1,745
Total accrued liabilities	$13,120	$14,282

7. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Cost (benefit) of revenue	$43	$(52)
Research and development	160	125
Sales and marketing	425	426
General and administrative	698	605
Total share-based compensation	$1,326	$1,104

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, restricted share units, or RSUs, and other share-based awards to employees, officers, directors and consultants of the Company.

During the three month-period ended March 31, 2017, the Company granted to certain employees 535,098 share options with exercise prices ranging from $13.50 to $14.77 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month-period ended March 31, 2017 was $6.11 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended March 31, 2017, the Company awarded to certain employees 94,991 RSUs with a weighted average grant date fair value of $13.50 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month-period ended March 31, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $784,000 and $542,000, respectively. For the three-month period ended March 31, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $765,000 and $339,000, respectively.

As of March 31, 2017, there was $7.6 million and $4.3 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.7 years for share options and 2.5 years for restricted shares/RSUs.

8. Share capital

During the first three months of 2017, 78,190 ordinary shares were issued upon the exercise of options and 22,359 shares were issued upon the vesting of RSUs. As of March 31, 2017, there were 36,183,293 ordinary shares authorized and 22,735,980 ordinary shares issued and outstanding.

9. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended March 31,
	2017	2016
Options to purchase ordinary shares	1,186,335	1,073,137
Unvested restricted shares	63,438	220,260
Unvested RSUs	262,872	212,901

10. Subsequent events

In May 2017, the Company entered into a lease amendment for the Company’s location in Norwood, Massachusetts to extend the term of the lease through March 31, 2023. In accordance with the lease amendment, the Company will move to a larger space in an adjacent building in Norwood containing about 39,000 square feet of rentable space. The base rent for the new space over the lease term will range from an initial low of $73,000 per month to a high of $83,000 per month. The Company will have two options to extend the lease term, each for a five-year period. During the transition, the Company will also be responsible for the lease payments on the existing space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Company’s 2016 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

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

Our first product, the T-SPOT®.TB test, is used to test for tuberculosis, or TB, infection and leverages our proprietary T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the U.S., where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the U.S., several European countries and Japan. In addition, we have established reimbursement for our test in the U.S., as well as a Current Procedural Terminology, or CPT, code that is unique to our test. Outside the U.S., we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland, Germany, and South Korea. We have also established the cost-effectiveness of our test in several published studies.

Our second product line is a range of assays for tick-borne diseases, such as Lyme disease, obtained through the acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics, in 2016. Tick-borne disease is the collective name for diseases passed to humans through the bite of an infected tick. The most prevalent and well known tick-borne disease is Lyme disease, but there are others such as anaplasmosis, ehrlichiosis, and babesiosis. If left unrecognised, and therefore untreated, they may go on to cause significant downstream morbidity, including in rare cases death. Our diagnostic tests for tick-borne infections include multiple proprietary laboratory developed tests, or LDTs, offered from our Clinical and Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratory in Massachusetts and an FDA cleared test kit utilizing the C6 peptide, which is a marker specific to Lyme disease. Our C6 Lyme ELISATM kit is also CE marked in the European Union. Our tick-borne disease tests utilize molecular methods (such as polymerase chain reaction) and techniques to prosecute the immune system, and offer advantages over current tests and are widely reimbursed in the U.S. using existing codes on fee schedules.

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

We have incurred significant losses from inception and as of March 31, 2017 had an accumulated deficit of $176.7 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended March 31, 2017 was $21.5 million and for the three months ended March 31, 2016 was $17.1 million. Our net loss for the three months ended March 31, 2017 was $8.1 million and for the three months ended March 31, 2016 was $7.0 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for $18.5 million of our revenue in the first quarter of 2017. In addition, U.S. results for the first quarter of 2017 include revenue of $3.0 million from assays for tick-borne diseases, such as Lyme disease, obtained through our acquisitions of Imugen on July 1, 2016 and Immunetics on October 12, 2016.

Revenue mix

We currently offer our T-SPOT.TB test as both an in vitro diagnostic kit and a service. In the former, we sell test kits and associated accessories to distributors for resale and directly to institutions and laboratories that perform TB testing. In the latter, we have established clinical testing laboratories in the U.S. and the U.K., where we perform our T-SPOT.TB test on samples sent to us by customers. In these markets, we have found that many of our customers prefer to send samples to us rather than perform their own analysis on-site.

Our U.S. business derived 92% and 96% of its revenue from our service offering, as opposed to kit sales, for the three months ended March 31, 2017 and 2016, respectively. These results reflect our experience that our U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, U.S. results for 2017 include revenue from operations acquired from Imugen, which is included in U.S. service revenue. For a portion of these tests, we receive payment from customers according to pre-negotiated rates. For other customers we seek third party reimbursement. U.S. results for 2017 also include revenue from Immunetics, which is included in product revenue. Immunetics kits are sold to customers at pre-negotiated rates.

Outside the U.S., we derived 91% and 93% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended March 31, 2017 and 2016, respectively. For the majority of our customers outside the U.S., we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended March 31,
(in thousands)	2017	2016
Revenue
Product	$8,386	$8,138
Service	13,119	8,972
Total revenue	$21,505	$17,110

Revenue by indication

With the acquisitions of Imugen and Immunetics in the second half of 2016, we evolved from a single-product company to a multi-product company. By indication, total revenues were as summarized in the table below.

	Three months ended March 31,
(in thousands)	2017	2016
Revenue
Tuberculosis	$18,542	$17,110
Tick-borne disease and other	2,963	—
Total revenue	$21,505	$17,110

Revenue by geography

We have a direct sales force in the U.S., certain European countries and Japan and market development personnel in China and South Korea. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies.

The following table reflects total revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers. Revenue from operations acquired from Imugen is included in United States revenue for the first quarter of 2017. Revenue from operations acquired from Immunetics is included in both United States and Europe and ROW revenue for the first quarter of 2017.

	Three months ended March 31,
(in thousands, except percentages)	2017		2016
Revenue
United States	$13,536	63%	$8,747	51%
Europe and ROW	1,806	8%	1,606	9%
Asia	6,163	29%	6,757	40%
Total revenue	$21,505	100%	$17,110	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

During the three months ended March 31, 2017 and 2016, our cost of revenue represented 49% and 48%, respectively, of our total revenue.

	Three months ended March 31,
(in thousands)	2017	2016
Cost of revenue
Product	$3,245	$3,293
Service	7,252	4,872
Total cost of revenue	$10,497	$8,165

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were approximately 51% and 52% for the three month periods ended March 31, 2017 and 2016, respectively. The lower gross margin in 2017 reflects the lower gross margins from our operations acquired from Imugen and Immunetics. All cost of revenue from operations acquired from Imugen and Immunetics are reflected in service cost of revenue and product cost of revenue, respectively.

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

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance and repairs and maintenance. We have supported the continued growth of our T-SPOT.TB business and expanded the team focused on the development of new products through management of clinical trial programs. In addition, we are expanding our research and development efforts in the U.K. and in the U.S. We expense all research and development costs as incurred.

During each of the three month periods ended March 31, 2017 and 2016, our research and development expenses represented 18% of our total revenue.

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

During the three-month periods ended March 31, 2017 and 2016, our sales and marketing expenses represented 45% and 50%, respectively, of our total revenue.

General and administrative expenses

Our general and administrative expenses include costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. We expense all general and administrative expenses as incurred.

During the three months ended March 31, 2017 and 2016, our general and administrative expenses represented 32% and 27%, respectively, of our total revenue.

Change in fair value of contingent purchase price consideration

During March 2017, as a result of events subsequent to the acquisition, we determined that the timing for FDA approval of the Babesia product acquired from Immunetics would be more likely to occur after the milestone due date. As a result, we recorded a $2.4 million decrease in fair value of contingent purchase price consideration related to our acquisition of Immunetics. The total contingent purchase price consideration of $6.0 million consisted of cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years, including FDA approval of the Babesia product by a certain date. The fair value of these milestone payments had been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%.

For the first quarter of 2016, the increase in fair value of contingent purchase price consideration of $55,000 related to the Company’s former GoutiFind program and to the Company’s on-going SpiroFind program.

Other expense

Other expense includes interest expense, net, foreign exchange gains/ (losses) and other income and expense items.

Monetary assets and liabilities that are denominated in foreign currencies are remeasured at the period-end closing rate with resulting unrealized exchange fluctuations. Realized exchange fluctuations result from the settlement of transactions in currencies other than the functional currencies of our businesses. The functional currencies of our businesses are U.S. Dollars, Pounds Sterling, Euros, Japanese Yen and Chinese Yuan, depending on the entity.

Results of operations

Comparison of three months ended March 31, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended March 31,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$8,386	39%	$8,138	48%	$248	3%
Service	13,119	61%	8,972	52%	4,147	46%

Total revenue	21,505	100%	17,110	100%	4,395	26%

Cost of revenue:
Product	3,245	15%	3,293	19%	(48)	(1)%
Service	7,252	34%	4,872	28%	2,380	49%

Total cost of revenue	10,497	49%	8,165	48%	2,332	29%

Gross profit	11,008	51%	8,945	52%	2,063	23%

Operating expenses:
Research and development	3,805	18%	3,021	18%	784	26%
Sales and marketing	9,640	45%	8,480	50%	1,160	14%
General and administrative	6,876	32%	4,583	27%	2,293	50%
Change in fair value of contingent purchase price consideration	(2,357)	(11)%	55	—%	(2,412)	(4,385)%

Total operating expenses	17,964	84%	16,139	94%	1,825	11%

Loss from operations	(6,956)	(32)%	(7,194)	(42)%	238	(3)%
Interest expense, net	(823)	(4)%	(17)	—%	(806)	4,741%
Foreign exchange (losses) gains	(106)	—%	363	2%	(469)	(129)%
Other expense	(140)	(1)%	(166)	(1)%	26	(16)%

Loss before income taxes	(8,025)	(37)%	(7,014)	(41)%	(1,011)	14%

Income tax expense	(47)	—%	(35)	—%	(12)	34%

Net loss	$(8,072)	(38)%	$(7,049)	(41)%	$(1,023)	15%

Revenue

Revenue increased by 26% to $21.5 million for the three months ended March 31, 2017 compared to $17.1 million for the same period in 2016. This increase in revenue reflected an increase in volumes for our T-SPOT.TB tests in the U.S. and the addition of our tick-borne disease tests, partially offset by lower revenue in Asia due to the timing of shipments.

U.S. revenue grew by 55%, to $13.5 million for the three months ended March 31, 2017, compared to the same period in 2016, driven by T-SPOT.TB test growth of $1.8 million from the addition of new customers and $150,000 from existing customers. In addition, revenue for the three months ended March 31, 2017 included tick-borne disease and other revenue of $3.0 million.

Asia revenue declined by 9% to $6.2 million for the three months ended March 31, 2017, compared to the same period in 2016, due primarily to the timing of shipments to China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have decreased by 8%. Europe and ROW revenue increased 12% to $1.8 million for the three months ended March 31, 2017, compared to the same period in 2016, due to strong TB sales and the additional contribution from the sale of Lyme kits, partially offset by the impact of changes in currency rates. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 22% in 2017 compared to 2016.

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

By revenue type, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
Product	$8,386	$8,138	$248	3%
Service	13,119	8,972	4,147	46%

Total revenue	$21,505	$17,110	$4,395	26%

By indication, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
Tuberculosis	$18,542	$17,110	$1,432	8%
Tick-borne disease and other	2,963	—	2,963	N/M

Total revenue	$21,505	$17,110	$4,395	26%

By geography, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
United States	$13,536	$8,747	$4,789	55%
Europe and ROW	1,806	1,606	200	12%
Asia	6,163	6,757	(594)	(9)%

Total revenue	$21,505	$17,110	$4,395	26%

Cost of revenue and gross margin

Cost of revenue increased by 29% to $10.5 million for the three months ended March 31, 2017 from $8.2 million in the same period in 2016. This increase in cost of revenue was due to a 16% increase in the volume of TB tests performed by our laboratory in the U.S and the addition of cost of revenue from testing for tick-borne diseases. Gross margin was 51% and 52% for the three month periods ended March 31, 2017 and 2016, respectively.

	Three months ended March 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Cost of revenue
Product	$3,245	$3,293	$(48)	(1)%
Service	7,252	4,872	2,380	49%

Total cost of revenue	$10,497	$8,165	$2,332	29%

Research and development expenses

Research and development expenses increased by 26% to $3.8 million for the three months ended March 31, 2017 from $3.0 million for the same period in 2016. The increase largely resulted from salary and other employee related expenses, which increased $761,000. As a percentage of total revenue, research and development expenses were 18% for each of the three month periods ended March 31, 2017 and 2016.

Sales and marketing expenses

Sales and marketing expenses increased by 14% to $9.6 million for the three months ended March 31, 2017 from $8.5 million for the same period in 2016. The increase largely resulted from salary and other employee related expenses, which increased $1.0 million. As a percentage of total revenue, sales and marketing expenses declined to 45% for the three months ended March 31, 2017 compared to 50% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by 50% to $6.9 million for the three months ended March 31, 2017 from $4.6 million for the same period in 2016. The increase in general and administrative expenses included increases of $1.2 million in legal and professional fees, largely related to our ongoing patent litigation, $647,000 in salary and other employee related expenses, and $123,000 for depreciation and amortization. As a percentage of total revenue, general and administrative expenses increased to 32% for the three months ended March 31, 2017 from 27% for the same period in 2016.

Change in fair value of contingent purchase price consideration

During March 2017, as a result of events subsequent to the acquisition, we determined that the timing for FDA approval of the Babesia product acquired from Immunetics would be more likely to occur after the milestone due date. As a result, we recorded a $2.4 million decrease in fair value of contingent purchase price consideration related to our acquisition of Immunetics. The total contingent purchase price consideration of $6.0 million consisted of cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years, including FDA approval of the Babesia product by a certain date. The fair value of these milestone payments had been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%.

For the first quarter of 2016, the change in fair value of contingent purchase price consideration of $55,000 related to the Company’s former GoutiFind program and to the Company’s on-going SpiroFind program.

Interest expense, net

Interest expense, net was $823,000 for the three months ended March 31, 2017, compared to $17,000 in the same period in 2016. The increase in interest expense, net in 2017 mainly related to our October 4, 2016 agreement with MidCap Financial, or the MidCap agreement, that provides us with $40.0 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30.0 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10.0 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10.0 million for a total of $60.0 million. To date, we have not borrowed under the revolving line of credit.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $106,000 for the three months ended March 31, 2017, as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended March 31, 2016, we recorded foreign exchange gains of $363,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 63% of our sales for the three months ended March 31, 2017 were in the United States, which are denominated in U.S. Dollars. Sales in China are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense was $140,000 for the three months ended March 31, 2017, compared to expense of $166,000 for the three months ended March 31, 2016.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2017, we had a net loss of $8.1 million and used $14.6 million of cash for operating activities. As of March 31, 2017, we had an accumulated deficit of $176.7 million. We incurred a net loss of $7.0 million and used $14.0 million of cash for operating activities for the three months ended March 31, 2016.

As of March 31, 2017, we had cash and cash equivalents of $43.1 million.

As noted above, on October 4, 2016, we entered into a credit agreement with MidCap Financial Funding. The credit agreement consists of a 60 month, $30.0 million term loan and a $10.0 million revolving line of credit, both of which mature on September 30, 2021. The availability of funds under the revolving line of credit is based upon the Company’s eligible accounts receivable and eligible inventory. In accordance with the terms of the revolving line of credit, the Company is required to maintain a minimum drawn balance of no less than 30% of availability. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10.0 million for a total of $60.0 million. The Company has not yet borrowed under the revolving line of credit.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(in thousands)	2017	2016
Cash and cash equivalents, excluding restricted cash	$43,133	$68,731
Accounts receivable, net	16,906	8,427

Net cash used in operating activities	$(14,638)	$(13,982)
Net cash used in investing activities	(1,301)	(731)
Net cash used in financing activities	(148)	(8)
Effect of exchange rate changes on cash and cash equivalents	110	(263)
Net decrease in cash and cash equivalents, excluding restricted cash	$(15,977)	$(14,984)

Cash flows for the three months ended March 31, 2017 and 2016

Operating activities

Net cash used in operating activities was $14.6 million during the three months ended March 31, 2017, which included a net loss of $8.1 million, non-cash expenses of $121,000, and cash used for changes in operating assets and liabilities of $6.7 million. The non-cash items included share-based compensation expense of $1.3 million, depreciation and amortization of intangible assets expense of $1.0 million, and accretion and amortization of loan fees of $149,000, largely offset by a decrease in the fair value of contingent purchase price consideration of $2.4 million. The cash used for changes in operating assets and liabilities included an increase in accounts receivable of $3.6 million, an increase in prepaid expenses and other assets of $1.4 million, a decrease in accounts payable and accrued liabilities of $908,000, and an increase in inventory, net of $806,000. The increase in accounts receivable, net reflects growing sales and timing of customer payments. The increase in prepaid expenses and other assets reflects the timing of certain payments. The decrease in accounts payable and accrued liabilities was largely due to payments in the first three months of 2017 for royalties on intellectual property and bonuses that were accrued for at December 31, 2016, as well as the timing of payments. Inventory, net increased due to timing.

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

Investing activities

Net cash used in investing activities was $1.3 million during the three months ended March 31, 2017 and consisted of purchases of property and equipment.

Net cash used in investing activities was $731,000 during the three months ended March 31, 2016.

Financing activities

Net cash used in financing activities was $148,000 during the three months ended March 31, 2017.

Net cash used in financing activities was $8,000 during the three months ended March 31, 2016.

Contractual obligations

In May 2017, we entered into a lease amendment for our location in Norwood, Massachusetts to extend the term of the lease through March 31, 2023. In accordance with the lease amendment, we will move to a larger space in an adjacent building in Norwood containing about 39,000 square feet of rentable space. The base rent for the new space over the lease term will range from an initial low of $73,000 per month to a high of $83,000 per month. We will have two options to extend the lease term, each for a five-year period. During the transition, we will also be responsible for the lease payments on the existing space.

Employees

As of March 31, 2017, we had 431 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2016, as described in Item 7A of our 2016 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited. The defendants timely responded to the complaint in early October 2015 and challenged the validity of the patents upon which the complaint is based. The defendants argued that our patents are invalid under U.S. law because they claim naturally occurring products or processes. The defendant’s motion to dismiss the complaint was denied on September 30, 2016. The defendants have answered the complaint, denying all allegations. The case is scheduled for trial in January 2018. We can provide no assurances as to the likely outcome of the litigation.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of the Company’s 2016 Form 10-K.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: May 2, 2017	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2017	/s/	Richard M. Altieri
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at March 31, 2017 and December 31, 2016; (ii) Condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016; (iii) Condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016; (iv) Condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016; and (v) Notes to unaudited condensed consolidated financial statements