Form 10-Q
period 2017-06-30
Oxford Immunotec Global PLC
filed 2017-08-01
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of July 21, 2017, there were 23,076,022 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,713	$59,110
Accounts receivable, net	18,016	13,265
Inventory, net	9,480	7,437
Prepaid expenses and other assets	2,907	2,390
Total current assets	67,116	82,202
Restricted cash, non-current	200	200
Property and equipment, net	8,786	7,793
In-process research and development	16,170	16,170
Goodwill	3,967	3,822
Other intangible assets, net	10,410	11,017
Deferred tax asset	6,133	2,630
Other assets	145	178
Total assets	$112,927	$124,012

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,874	$3,201
Accrued liabilities	15,734	14,282
Settlement liability	2,317	—
Contingent purchase price consideration	880	882
Deferred income	43	41
Current portion of loans payable	87	84
Total current liabilities	22,935	18,490
Long-term portion of loans payable	29,670	29,601
Settlement liability	7,472	—
Contingent purchase price consideration	—	2,593
Other liabilities	364	364
Total liabilities	60,441	51,048

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at June 30, 2017 and December 31, 2016, and 23,014,032 and 22,635,431 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	247	243
Additional paid-in capital	251,989	249,128
Accumulated deficit	(193,494)	(168,656)
Accumulated other comprehensive loss	(6,256)	(7,751)
Total shareholders’ equity	52,486	72,964
Total liabilities and shareholders’ equity	$112,927	$124,012

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Revenue:
Product	$10,422	$9,293	$18,808	$17,431
Service	15,698	9,861	28,817	18,833
Total revenue	26,120	19,154	47,625	36,264
Cost of revenue:
Product	4,094	3,512	7,339	6,805
Service	8,398	5,094	15,650	9,966
Total cost of revenue	12,492	8,606	22,989	16,771
Gross profit	13,628	10,548	24,636	19,493
Operating expenses:
Research and development	3,948	3,284	7,753	6,305
Sales and marketing	10,041	9,391	19,681	17,871
General and administrative	7,990	5,151	14,866	9,734
Change in fair value of contingent purchase price consideration	(238)	57	(2,595)	112
Settlement expense	9,635	—	9,635	—
Total operating expenses	31,376	17,883	49,340	34,022
Loss from operations	(17,748)	(7,335)	(24,704)	(14,529)
Other income (expense):
Interest expense, net	(807)	(17)	(1,630)	(34)
Foreign exchange (losses) gains	(547)	874	(653)	1,237
Other (expense) income	(122)	29	(262)	(137)
Loss before income taxes	(19,224)	(6,449)	(27,249)	(13,463)
Income tax benefit (expense)	2,458	3	2,411	(32)
Net loss	$(16,766)	$(6,446)	$(24,838)	$(13,495)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.74)	$(0.29)	$(1.10)	$(0.60)

Weighted-average shares used to compute net loss attributable to ordinary shareholders—basic and diluted	22,805,379	22,351,645	22,670,206	22,318,019

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(16,766)	$(6,446)	$(24,838)	$(13,495)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	1,276	(947)	1,495	(1,273)
Other comprehensive income (loss), net of taxes	1,276	(947)	1,495	(1,273)
Total comprehensive loss	$(15,490)	$(7,393)	$(23,343)	$(14,768)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(24,838)	$(13,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,993	1,205
Change in fair value of contingent purchase price consideration	(2,595)	112
Accretion and amortization of loan fees	289	—
Share-based compensation expense	2,760	2,459
Deferred income taxes	(2,471)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,480)	(3,097)
Inventory, net	(1,775)	(2,054)
Prepaid expenses and other assets	(392)	877
Accounts payable	1,064	(1,009)
Accrued liabilities	2,872	(920)
Other liabilities, net	7,234	—
Deferred income	—	(1,506)
Net cash used in operating activities	(20,339)	(17,428)
Cash flows from investing activities
Purchases of property and equipment	(2,928)	(1,613)
Purchases of intangible assets	13	—
Net cash used in investing activities	(2,915)	(1,613)
Cash flows from financing activities
Proceeds from exercise of share options	308	12
Payments of tax withheld on vesting of restricted share units	(203)	—
Payments on loan	196	(39)
Net cash provided by (used in) financing activities	301	(27)
Effect of exchange rate changes on cash and cash equivalents	556	(682)
Net decrease in cash and cash equivalents, excluding restricted cash	(22,397)	(19,750)
Cash and cash equivalents at beginning of period	59,110	83,715
Cash and cash equivalents at end of period	$36,713	$63,965

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

1. Business and basis of presentation

Description of business

Oxford Immunotec Global PLC, or the Company, is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for underserved immune-regulated conditions. The Company’s current product lines and development activities principally focus on four areas: infectious diseases, transplantation, autoimmune and inflammatory disease and immune-oncology. The Company believes these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful. Lastly, the Company believes these conditions to be underserved as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at June 30, 2017, the results of operations for the three and six-month periods ended June 30, 2017 and 2016, and the cash flows for the six-month periods ended June 30, 2017 and 2016. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements included in the Company’s 2016 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three and six-month periods ended June 30, 2017.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company currently anticipates adopting ASU 2014-09 in the first quarter of 2018 and currently intends to apply the “modified retrospective” approach. The Company is still evaluating certain aspects of ASU 2014-09 and has not yet determined how it may impact its financial position, results of operations or related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those periods. The guidance should be applied on a prospective basis and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-01 on its financial position, results of operations or related disclosures.

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

		Fair value measurements at June 30, 2017 using
(in thousands)	June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$880	$—	$—	$880
Total	$880	$—	$—	$880

		Fair value measurements at December 31, 2016 using
(in thousands)	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$3,475	$—	$—	$3,475
Total	$3,475	$—	$—	$3,475

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the six-month period ended June 30, 2017:

(in thousands)
Balance – December 31, 2016	$3,475
Change in fair value of contingent purchase price consideration	(2,595)
Balance – June 30, 2017	$880

On October 12, 2016, the Company acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. The terms of the purchase agreement included contingent purchase price consideration consisting of up to an additional $6.0 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years. The fair value of these milestone payments was estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%, which are considered as Level 3 inputs. During March 2017, as a result of events subsequent to the acquisition, the Company determined that the timing for Food and Drug Administration approval of the Babesia product acquired from Immunetics would be more likely to occur after the cut-off date for a milestone to be earned. As a result, the Company reduced the related contingent purchase price consideration liability by $2.4 million. As FDA approval did not occur in the second quarter of 2017, the remaining accrual related to this milestone of $238,000 was written-off.

The Company has a term loan outstanding under the MidCap agreement. The amount outstanding on its 2016 term loan is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the term loan as of June 30, 2017, based upon current market rates for similar borrowings, as measured using Level 2 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	June 30, 2017	December 31, 2016
Accounts receivable	$19,113	$14,050
Less allowance for uncollectible accounts receivable	(1,097)	(785)
Accounts receivable, net	$18,016	$13,265

4. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$5,246	$4,928
Finished goods	4,234	2,509
Inventory, net	$9,480	$7,437

5. Goodwill and acquired intangible assets

The carrying amount of goodwill reflected in the Company’s condensed consolidated balance sheets was $4.0 million and $3.8 million as of June 30, 2017 and December 31, 2016, respectively.

Acquired intangible assets consisted of the following as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen in-process research and development		Indefinite		$9,200	$—	$9,200
Imugen technology - clinical		15		5,100	340	4,760
Imugen customer relationships		10		2,700	270	2,430
Imugen trademarks / trade names		16		1,900	118	1,782
Immunetics in-process research and development		Indefinite		6,970	—	6,970
Immunetics technology - clinical		15		883	42	841
Immunetics customer relationships	5	-	11	350	40	310
Immunetics trade name		5		160	23	137
Immunetics grants		2		50	18	32
Other	5	-	10	682	564	118
Total				$27,995	$1,415	$26,580

	As of December 31, 2016
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen in-process research and development		Indefinite		$9,200	$—	$9,200
Imugen technology - clinical		15		5,100	170	4,930
Imugen customer relationships		10		2,700	135	2,565
Imugen trademarks / trade names		16		1,900	59	1,841
Immunetics in-process research and development		Indefinite		6,970	—	6,970
Immunetics technology - clinical		15		860	9	851
Immunetics customer relationships	5	-	11	400	11	389
Immunetics trade name		5		290	9	281
Immunetics grants		2		50	4	46
Other	5	-	10	632	518	114
Total				$28,102	$915	$27,187

The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense related to acquired intangible assets is estimated at $1.0 million per year for the year ending December 31, 2017 and $0.9 million per year for each of the years ending December 31, 2018 through December 31, 2021.

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

The acquisition of Immunetics was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the fourth quarter of 2016. In the second quarter of 2017, the Company finalized the accounting for the acquisition and recorded the following measurement period adjustments:

●	the fair value of the acquired inventory decreased by $45,000 with corresponding increases to the clinical technology asset of $22,500 and to goodwill of $22,500
●	the fair value of the acquired customer relationships decreased by $50,000 with a corresponding increase to goodwill
●	the fair value of the Immunetics trade name decreased by $130,000 with a corresponding increase to goodwill

The impact on the current-period condensed consolidated statement of operations was a $44,000 reduction in cost of product revenue, a $26,000 reduction in sales and marketing expense and a $58,000 increase in income tax expense.

6. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2017	December 31, 2016
Employee related expenses	$6,282	$6,592
Royalties	5,669	4,423
Professional services	1,069	387
Clinical trials	644	1,135
Other accrued liabilities	2,070	1,745
Total accrued liabilities	$15,734	$14,282

7. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$43	$39	$86	$(13)
Research and development	171	107	331	232
Sales and marketing	445	469	870	895
General and administrative	775	740	1,473	1,345
Total share-based compensation	$1,434	$1,355	$2,760	$2,459

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, restricted share units, or RSUs, and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan was amended at the 2017 annual general meeting of shareholders.

During the three month-period ended June 30, 2017, the Company granted to certain employees 118,090 share options with exercise prices ranging from $14.46 to $15.14 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month-period ended June 30, 2017 was $6.27 per share. During the six month-period ended June 30, 2017, the Company granted to certain employees 653,188 share options with exercise prices ranging from $13.50 to $15.14 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the six month-period ended June 30, 2017 was $6.14 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended June 30, 2017, the Company awarded to certain employees 6,892 RSUs with a weighted average grant date fair value of $14.51 per share under the 2013 Plan. During the six-month period ended June 30, 2017, the Company awarded to certain employees 101,883 RSUs with a weighted average grant date fair value of $13.57 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month-period ended June 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $919,000 and $515,000, respectively. For the three-month period ended June 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $851,000 and $504,000, respectively.

For the six-month period ended June 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.7 million and $1.1 million, respectively. For the six-month period ended June 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.6 million and $842,000, respectively.

As of June 30, 2017, there was $6.7 million and $3.5 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.6 years for share options and 2.2 years for restricted shares/RSUs.

8. Share capital

During the first six months of 2017, the Company issued 353,778 ordinary shares upon the exercise of options and 24,823 shares were issued upon the vesting of RSUs. As of June 30, 2017, there were 36,183,293 ordinary shares authorized and 23,014,032 ordinary shares issued and outstanding.

9. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Options to purchase ordinary shares	993,778	1,072,431	956,684	1,075,216
Unvested restricted shares	63,438	153,981	63,438	153,981
Unvested restricted share units	266,164	212,901	266,164	212,901

10. Settlement expense

On June 30, 2017, the Company and Statens Serum Institut, or SSI, entered into a Release and Settlement Agreement, or the Settlement Agreement, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential.

11. Lease commitments

In April 2017, the Company entered into a lease amendment for its location in Norwood, Massachusetts to extend the term of the lease through March 31, 2023. In accordance with the lease amendment, the Company will expand in a larger space in an adjacent building in Norwood containing about 39,000 square feet of rentable space. The base rent for the new space over the lease term will range from an initial low of $73,000 per month to a high of $83,000 per month. The Company will have two options to extend the lease term, each for a five-year period. During the transition, the Company will also be responsible for the lease payments on the existing space.

In May 2017, the Company entered into an agreement to consolidate its U.K. office and laboratory facilities into a new building that is currently under construction. The lease for the new building is due to commence on June 1, 2018 and extends through June 1, 2033. Initial rent for the new building will be £30,000 per month, while the Company continues to occupy its existing facilities, including its laboratory space. When the leases on the Company’s existing facilities have terminated in December 2020, or possibly sooner, and it fully occupies the new building, rent for the new building will increase to £59,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

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

Overview

Oxford Immunotec Global PLC is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for underserved immune-regulated conditions. Our current product lines and development activities principally focus on four areas: infectious diseases, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful and cost-effective. Lastly, we believe these conditions to be underserved as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

Our first product, the T-SPOT®.TB test, is used to test for tuberculosis, or TB, infection and leverages our proprietary T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the U.S., where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in at least 34 countries, including the U.S., several European countries and Japan. In addition, we have established reimbursement for our test in the U.S., as well as a Current Procedural Terminology, or CPT, code that is unique to our test. Outside the U.S., we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland, Germany, France and South Korea. We have also established the cost-effectiveness of our test in several published studies.

Our second product line is a range of assays for tick-borne diseases, such as Lyme disease, obtained through the acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics, in 2016. Tick-borne disease is the collective name for diseases passed to humans through the bite of an infected tick. The most prevalent and well known tick-borne disease is Lyme disease, but there are others such as anaplasmosis, ehrlichiosis, and babesiosis. If left unrecognised, and therefore untreated, they may go on to cause significant complications, including in rare cases death. Our tick-borne disease tests utilize techniques to prosecute the immune system and molecular methods (such as polymerase chain reaction), offer advantages over current tests, and are widely reimbursed in the U.S. using existing codes on fee schedules. Our tests include multiple proprietary laboratory developed tests, or LDTs, offered from our Clinical and Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratory in Massachusetts and an FDA cleared test kit utilizing the C6 peptide, which is a marker specific to Lyme disease. Our C6 Lyme ELISATM kit is also CE marked in the European Union.

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

Our T-SPOT. CMV and T-SPOT. PRT tests are part of our fourth product line focused on the transplantation market. Both tests utilize our T-SPOT technology platform and are LDTs performed in our CLIA certified, CAP accredited laboratory in Tennessee. Both the T-SPOT.CMV and T-SPOT.PRT tests are CE marked in the European Union. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. The T-SPOT.PRT test assesses a solid organ transplant candidate's T cell response to foreign tissue, or alloreactivity, and may help clinicians identify patients at increased risk of T cell mediated rejection post-transplant. We continue to take a measured approach to market introduction of these tests as we await final results of our two pivotal clinical studies involving these tests.

In addition to our existing product lines, we continue to pursue development programs targeting other immune-regulated conditions, as well as applications of our T-SPOT technology platform in immune-oncology. Product development activities are inherently uncertain, and there can be no assurance that our tests will be found to have utility in clinical trials, that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

We have incurred significant losses from inception and as of June 30, 2017 had an accumulated deficit of $193.5 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the six months ended June 30, 2017 was $47.6 million and for the six months ended June 30, 2016 was $36.3 million. Our net loss for the six months ended June 30, 2017 was $24.8 million and for the six months ended June 30, 2016 was $13.5 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for $21.3 million of our revenue in the second quarter of 2017. In addition, U.S. results for the second quarter of 2017 include revenue of $4.7 million from assays for tick-borne diseases, such as Lyme disease, obtained through our acquisitions of Imugen on July 1, 2016 and Immunetics on October 12, 2016.

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

Our U.S. business derived 93% and 95% of its revenue from our service offerings, as opposed to kit sales, for the three months ended June 30, 2017 and 2016, respectively and 93% and 95% from service revenue for the six months ended June 30, 2017 and 2016, respectively. These results reflect our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, U.S. results for 2017 include revenue from operations acquired from Imugen, which is included in U.S. service revenue. For a portion of these tests, we receive payment from customers according to pre-negotiated rates. For other customers we seek third party reimbursement. U.S. results for 2017 also include revenue from Immunetics, which is included in product revenue. Immunetics kits are sold to customers at pre-negotiated rates.

Outside the U. S., we derived 94% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for each of the three month periods ended June 30, 2017 and 2016. These sales represented 93% of our revenue for each of the six month periods ended June 30, 2017 and 2016. For the majority of our customers outside the United States, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Revenue
Product	$10,422	$9,293	$18,808	$17,431
Service	15,698	9,861	28,817	18,833
Total revenue	$26,120	$19,154	$47,625	$36,264

Revenue by indication

With the acquisitions of Imugen and Immunetics in the second half of 2016, we evolved from a single-product company to a multi-product company. By indication, total revenues were as summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Revenue
Tuberculosis	$21,338	$19,130	$39,880	$36,240
Tick-borne disease and other	4,782	24	7,745	24
Total revenue	$26,120	$19,154	$47,625	$36,264

Revenue by geography

We have a direct sales force in the U.S., certain European countries and Japan and market development personnel in China and South Korea. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies.

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers. Revenue from operations acquired from Imugen is included in United States revenue for 2017. Revenue from operations acquired from Immunetics is included in both United States and Europe and ROW revenue for 2017.

	Three months ended June 30,
(in thousands, except percentages)	2017		2016

Revenue
United States	$16,093	62%	$9,779	51%
Europe and ROW	1,914	7%	1,954	10%
Asia	8,113	31%	7,421	39%
Total revenue	$26,120	100%	$19,154	100%

	Six months ended June 30,
(in thousands, except percentages)	2017		2016

Revenue
United States	$29,629	62%	$18,526	51%
Europe and ROW	3,720	8%	3,560	10%
Asia	14,276	30%	14,178	39%
Total revenue	$47,625	100%	$36,264	100%

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

On June 30, 2017, we and Statens Serum Institut, or SSI, entered into a Release and Settlement Agreement, or the Settlement Agreement, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which will improve future margins.

During the three months ended June 30, 2017 and 2016, our cost of revenue represented 48% and 45%, respectively, of our total revenue. For the six months ended June 30, 2017 and 2016, our cost of revenue represented 48% and 46%, respectively, of our total revenue.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Cost of revenue
Product	$4,094	$3,512	$7,339	$6,805
Service	8,398	5,094	15,650	9,966
Total cost of revenue	$12,492	$8,606	$22,989	$16,771

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 52% and 55%, respectively, for the three months ended June 30, 2017 and 2016. Gross margins were 52% and 54%, respectively, for the six months ended June 30, 2017 and 2016. The lower gross margin in 2017 reflects the lower gross margins from our operations acquired from Imugen and Immunetics. All cost of revenue from operations acquired from Imugen and Immunetics are reflected in service cost of revenue and product cost of revenue, respectively.

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

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expenses include personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance and repairs and maintenance. We have supported the continued growth of our T-SPOT.TB business and expanded the team focused on the development of new products through management of clinical trial programs. In addition, we are expanding our research and development efforts in the U.K. and in the U.S., where we are developing three assays for use in screening the U.S. blood supply for Babesia microti. We have submitted biological license applications for these three assays and they are currently under review by the FDA. We expense all research and development costs as incurred.

During the three months ended June 30, 2017 and 2016, our research and development expenses represented 15% and 17%, respectively, of our total revenue. For the six months ended June 30, 2017 and 2016, our research and development expenses represented 16% and 17%, respectively, of our total revenue.

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

During the three-month periods ended June 30, 2017 and 2016, our sales and marketing expenses represented 38% and 49%, respectively, of our total revenue. For the six months ended June 30, 2017 and 2016, our sales and marketing expenses represented 41% and 49%, respectively, of our total revenue.

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

During the three months ended June 30, 2017 and 2016, our general and administrative expenses represented 31% and 27%, respectively, of our total revenue. For the six-month periods ended June 30, 2017 and 2016, our general and administrative expenses represented 31% and 27%, respectively, of our total revenue.

Change in fair value of contingent purchase price consideration

During March 2017, as a result of events subsequent to the acquisition of Immunetics, we determined that the timing for FDA approval of the Babesia product acquired as part of the acquisition would be more likely to occur after the cut-off date for a milestone to be paid. As a result, we recorded a $2.4 million decrease in fair value of contingent purchase price consideration related acquisition. The total contingent purchase price consideration of $6.0 million consisted of cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years, including FDA approval of the Babesia product by a certain date. The fair value of these milestone payments had been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%. As FDA approval did not occur in the second quarter of 2017, the remaining accrual related to this milestone of $238,000 was written-off.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which will improve future margins.

Other (expense) income

Other (expense) income includes interest expense, net, foreign exchange gains/ (losses) and other income and expense items.

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

Results of operations

Comparison of three months ended June 30, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended June 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$10,422	40%	$9,293	49%	$1,129	12%
Service	15,698	60%	9,861	51%	5,837	59%
Total revenue	26,120	100%	19,154	100%	6,966	36%
Cost of revenue:
Product	4,094	16%	3,512	18%	582	17%
Service	8,398	32%	5,094	27%	3,304	65%
Total cost of revenue	12,492	48%	8,606	45%	3,886	45%
Gross profit	13,628	52%	10,548	55%	3,080	29%
Operating expenses:
Research and development	3,948	15%	3,284	17%	664	20%
Sales and marketing	10,041	38%	9,391	49%	650	7%
General and administrative	7,990	31%	5,151	27%	2,839	55%
Change in fair value of contingent purchase price consideration	(238)	(1)%	57	0%	(295)	(518)%
Settlement expense	9,635	37%	—	0%	9,635	N/M
Total operating expenses	31,376	120%	17,883	93%	13,493	75%
Loss from operations	(17,748)	(68)%	(7,335)	(38)%	(10,413)	142%
Interest expense, net	(807)	(3)%	(17)	(0)%	(790)	N/M
Foreign exchange (losses) gains	(547)	(2)%	874	5%	(1,421)	(163)%
Other (expense) income	(122)	(0)%	29	0%	(151)	(521)%
Loss before income taxes	(19,224)	(74)%	(6,449)	(34)%	(12,775)	198%
Income tax benefit	2,458	9%	3	0%	2,455	N/M
Net loss	$(16,766)	(64)%	$(6,446)	(34)%	$(10,320)	160%

Revenue

Revenue increased by 36% to $26.1 million for the three months ended June 30, 2017 compared to $19.2 million for the same period in 2016. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test, as well as the addition of our tick-borne disease tests.

U.S. revenue grew by 65%, to $16.1 million for the three months ended June 30, 2017, driven by T-SPOT.TB test growth from new customers. In addition, U.S. revenue for the three months ended June 30, 2017 included tick-borne disease and other revenue of $4.8 million.

Asia revenue grew by 9% to $8.1 million for the three months ended June 30, 2017 compared to the same period in 2016, due primarily to an increase in volumes that led to higher revenue in Japan and China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 8%. Europe and ROW revenue decreased 2% to $1.9 million for the three months ended June 30, 2017 compared to the same period in 2016. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 3% in 2017 compared to 2016.

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

By revenue type, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
Product	$10,422	$9,293	$1,129	12%
Service	15,698	9,861	5,837	59%
Total revenue	$26,120	$19,154	$6,966	36%

By indication, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
Tuberculosis	$21,338	$19,130	$2,208	12%
Tick-borne disease and other	4,782	24	4,758	N/M
Total revenue	$26,120	$19,154	$6,966	36%

By geography, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
United States	$16,093	$9,779	$6,314	65%
Europe and ROW	1,914	1,954	(40)	(2)%
Asia	8,113	7,421	692	9%
Total revenue	$26,120	$19,154	$6,966	36%

Cost of revenue and gross margin

Cost of revenue increased by 45% to $12.5 million for the three months ended June 30, 2017 from $8.6 million in the same period in 2016. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. In addition, U.S. cost of revenue for the three months ended June 30, 2017 included $2.9 million of cost of revenue from testing for tick-borne diseases. Gross margin decreased to 52% for the three months ended June 30, 2017 from 55% for the same period in 2016. The decline in gross margin reflects the lower gross margins from our operations acquired from Imugen and Immunetics.

	Three months ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Cost of revenue
Product	$4,094	$3,512	$582	17%
Service	8,398	5,094	3,304	65%
Total cost of revenue	$12,492	$8,606	$3,886	45%

Research and development expenses

Research and development expenses increased by 20%, to $3.9 million for the three months ended June 30, 2017, from $3.3 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $978,000 in the three months ended June 30, 2017 compared to the same period in 2016, and to consulting costs, which increased $212,000 in the three months ended June 30, 2017 compared to the same period in 2016. These increases were partially offset by a decrease of $557,000 related to clinical studies. As a percentage of total revenue, research and development expenses decreased to 15% for the three months ended June 30, 2017 from 17% for the same period in 2016.

Sales and marketing expenses

Sales and marketing expenses increased 7% to $10.0 million for the three months ended June 30, 2017 from $9.4 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $903,000, in the three months ended June 30, 2017 compared to the same period in 2016. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring sales and marketing personnel. In addition, consulting costs increased $156,000 and depreciation and amortization increased $97,000. These increases were partially offset by a decrease of $563,000 for marketing costs. As a percentage of total revenue, sales and marketing expenses were 38% for the three months ended June 30, 2017 compared to 49% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by 55% to $8.0 million for the three months ended June 30, 2017 from $5.2 million for the same period in 2016. The increase in general and administrative expenses included increases of $1.1 million in legal and professional fees, largely related to our ongoing patent litigation, $925,000 in salary and other employee related expenses, $210,000 in property related costs and $112,000 for depreciation and amortization. As a percentage of total revenue, general and administrative expenses increased to 31% for the three months ended June 30, 2017 from 27% for the same period in 2016.

Change in fair value of contingent purchase price consideration

During March 2017, as a result of events subsequent to the acquisition of Immunetics, we determined that the timing for FDA approval of the Babesia product acquired as part of the acquisition would be more likely to occur after the cut-off date for a milestone to be paid. As a result, we recorded a $2.4 million decrease in fair value of contingent purchase price consideration related acquisition. The total contingent purchase price consideration of $6.0 million consisted of cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years, including FDA approval of the Babesia product by a certain date. The fair value of these milestone payments had been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%. As FDA approval did not occur in the second quarter of 2017, the remaining accrual related to this milestone of $238,000 was written-off.

For the second quarter of 2016, the change in fair value of contingent purchase price consideration of $57,000 related to the Company’s former GoutiFind program, which was terminated in the fourth quarter of 2016, and to the Company’s on-going SpiroFind program. During the fourth quarter of 2016, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related liability for contingent purchase price consideration of $551,000 at that time.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which will improve future margins.

Interest expense, net

Interest expense, net was $807,000 for the three months ended June 30, 2017, compared to $17,000 in the same period in 2016. The increase in interest expense, net in 2017 mainly related to our October 4, 2016 agreement with MidCap Financial, or the MidCap agreement, that provides us with $40.0 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30.0 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10.0 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10.0 million for a total of $60.0 million. To date, we have not borrowed under the revolving line of credit.

Foreign exchange losses

We recorded foreign exchange losses of $547,000 for the three months ended June 30, 2017, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended June 30, 2016, we recorded foreign exchange gains of $874,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 62% of our sales for the three months ended June 30, 2017 were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other income (expense)

Other income (expense) was expense of $122,000 for the three months ended June 30, 2017, compared to income of $29,000 for the three months ended June 30, 2016.

Comparison of six months ended June 30, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended June 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$18,808	39%	$17,431	48%	$1,377	8%
Service	28,817	61%	18,833	52%	9,984	53%
Total revenue	47,625	100%	36,264	100%	11,361	31%
Cost of revenue:
Product	7,339	15%	6,805	19%	534	8%
Service	15,650	33%	9,966	27%	5,684	57%
Total cost of revenue	22,989	48%	16,771	46%	6,218	37%
Gross profit	24,636	52%	19,493	54%	5,143	26%
Operating expenses:
Research and development	7,753	16%	6,305	18%	1,448	23%
Sales and marketing	19,681	41%	17,871	49%	1,810	10%
General and administrative	14,866	31%	9,734	27%	5,132	53%
Change in fair value of contingent purchase price consideration	(2,595)	(5)%	112	0%	(2,707)	N/M
Settlement expense	9,635	20%	—	0%	9,635	N/M
Total operating expenses	49,340	104%	34,022	94%	15,318	45%
Loss from operations	(24,704)	(52)%	(14,529)	(40)%	(10,175)	70%
Interest expense, net	(1,630)	(3)%	(34)	(0)%	(1,596)	N/M
Foreign exchange (losses) gains	(653)	(1)%	1,237	3%	(1,890)	(153)%
Other expense	(262)	(1)%	(137)	(0)%	(125)	91%
Loss before income taxes	(27,249)	(57)%	(13,463)	(37)%	(13,786)	102%
Income tax benefit (expense)	2,411	5%	(32)	(0)%	2,443	N/M
Net loss	$(24,838)	(52)%	$(13,495)	(37)%	$(11,343)	84%

Revenue

Revenue increased by 31% to $47.6 million for the six months ended June 30, 2017 compared to $36.3 million for the same period in 2016. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test.

U.S. revenue grew by 60%, to $29.6 million for the six months ended June 30, 2017, driven by T-SPOT.TB test growth of $3.0 million from the addition of new customers and $555,000 from existing customers. In addition, U.S. revenue for the six months ended June 30, 2017 included tick-borne disease and other revenue of $7.7 million.

Asia revenue grew by 1% to $14.3 million for the six months ended June 30, 2017 compared to the same period in 2016. On a non-GAAP constant currency basis, revenue for Asia would have been essentially flat for the period. Europe and ROW revenue increased 4% to $3.7 million for the six months ended June 30, 2017 compared to the same period in 2016. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 6% in 2017 compared to 2016.

By revenue type, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
Product	$18,808	$17,431	$1,377	8%
Service	28,817	18,833	9,984	53%
Total revenue	$47,625	$36,264	$11,361	31%

By indication, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
Tuberculosis	$39,880	$36,240	$3,640	10%
Tick-borne disease and other	7,745	24	7,721	N/M
Total revenue	$47,625	$36,264	$11,361	31%

By geography, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
United States	$29,629	$18,526	$11,103	60%
Europe and ROW	3,720	3,560	160	4%
Asia	14,276	14,178	98	1%
Total revenue	$47,625	$36,264	$11,361	31%

Cost of revenue and gross margin

Cost of revenue increased by 37% to $23.0 million for the six months ended June 30, 2017 from $16.8 million in the same period in 2016. This increase in cost of revenue was due to the increased volume of kits sold and an increase in volume of tests performed by our laboratories in the United States and the United Kingdom. In addition, U.S. cost of revenue for the six months ended June 30, 2017 included $5.3 million of cost of revenue from testing for tick-borne diseases. Gross margin decreased to 52% for the six months ended June 30, 2017 from 54% for the same period in 2016. The decline in gross margin reflects the lower gross margins from our operations acquired from Imugen and Immunetics.

	Six months ended June 30,		Change
(in thousands, except percentages)	2017	2010	Amount	%

Cost of revenue
Product	$7,339	$6,805	$534	8%
Service	15,650	9,966	5,684	57%
Total cost of revenue	$22,989	$16,771	$6,218	37%

Research and development expenses

Research and development expenses increased by 23%, to $7.8 million for the six months ended June 30, 2017, from $6.3 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $1.7 million in the six months ended June 30, 2017 compared to the same period in 2016 and consulting costs, which increased $392,000. These increases were partially offset by the cost of clinical studies, which decreased $478,000 in the six months ended June 30, 2017 compared to the same period in 2016. As a percentage of total revenue, research and development expenses decreased to 16% for the six months ended June 30, 2017 from 17% for the same period in 2016.

Sales and marketing expenses

Sales and marketing expenses increased 10% to $19.7 million for the six months ended June 30, 2017 from $17.9 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $1.9 million in the six months ended June 30, 2017 compared to the same period in 2016. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. In addition, consulting costs increased $200,000. These increases were partially offset by a $550,000 decrease in marketing costs. As a percentage of total revenue, sales and marketing expenses were 41% for the six months ended June 30, 2017 compared to 49% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by 53% to $14.9 million for the six months ended June 30, 2017 from $9.7 million for the same period in 2016. The increase in general and administrative expenses included increases of $2.3 million in legal and professional fees, largely related to our ongoing patent litigation, $1.6 million in salary and other employee related expenses and $235,000 for depreciation and amortization. As a percentage of total revenue, general and administrative expenses increased to 31% for the six months ended June 30, 2017 from 27% for the same period in 2016.

Change in fair value of contingent purchase price consideration

During March 2017, as a result of events subsequent to the acquisition of Immunetics, we determined that the timing for FDA approval of the Babesia product acquired as part of the acquisition would be more likely to occur after the cut-off date for a milestone to be paid. As a result, we recorded a $2.4 million decrease in fair value of contingent purchase price consideration related to the acquisition. The total contingent purchase price consideration of $6.0 million consisted of cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years, including FDA approval of the Babesia product by a certain date. The fair value of these milestone payments had been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%. As FDA approval did not occur in the second quarter of 2017, the remaining accrual related to this milestone of $238,000 was written-off.

For the six months ended June 30, 2016, the change in fair value of contingent purchase price consideration of $112,000 related to the Company’s former GoutiFind program, which was terminated in the fourth quarter of 2016, and to the Company’s on-going SpiroFind program. During the fourth quarter of 2016, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related liability for contingent purchase price consideration of $551,000 at that time.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which will improve future margins.

Interest expense, net

Interest expense, net was $1.6 million for the six months ended June 30, 2017, compared to $34,000 in the same period in 2016. The increase in interest expense, net in 2017 mainly related to our October 4, 2016 agreement with MidCap Financial, or the MidCap agreement, that provides us with $40.0 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30.0 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10.0 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10.0 million for a total of $60.0 million. To date, we have not borrowed under the revolving line of credit.

Foreign exchange losses

We recorded foreign exchange losses of $653,000 for the six months ended June 30, 2017, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the six months ended June 30, 2016, we recorded foreign exchange gains of $1.2 million. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 62% of our sales for the six months ended June 30, 2017 were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other income (expense)

Other income (expense) was expense of $262,000 for the six months ended June 30, 2017, compared to expense of $137,000 for the six months ended June 30, 2016.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2017, we had a net loss of $24.8 million and used $20.3 million of cash for operating activities. As of June 30, 2017, we had an accumulated deficit of $193.5 million. We incurred a net loss of $13.5 million and used $17.4 million of cash for operating activities for the six months ended June 30, 2016.

As of June 30, 2017, we had cash and cash equivalents of $36.7 million.

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

Settlement agreement

Pursuant to the terms of the Settlement Agreement, we will be required to make future payments to SSI. The terms of the Settlement Agreement are confidential.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(in thousands)	2017	2016

Cash and cash equivalents, excluding restricted cash	$36,713	$63,965
Accounts receivable, net	18,016	9,742

Net cash used in operating activities	$(20,339)	$(17,428)
Net cash used in investing activities	(2,915)	(1,613)
Net cash provided by (used in) financing activities	301	(27)
Effect of exchange rate changes on cash and cash equivalents	556	(682)
Net decrease in cash and cash equivalents, excluding restricted cash	$(22,397)	$(19,750)

Cash flows for the six months ended June 30, 2017 and 2016

Operating activities

Net cash used in operating activities was $20.3 million during the six months ended June 30, 2017, which included a net loss of $24.8 million, a net non-cash credit of $24,000 and cash provided by changes in operating assets and liabilities of $4.5 million. The non-cash items consisted of a decrease in the fair value of contingent purchase price consideration of $2.6 million and a deferred income tax credit of $2.5 million, partially offset by share-based compensation expense of $2.8 million, depreciation and amortization expense of $2.0 million and accretion and amortization expense on loan fees of $289,000. The cash from changes in operating assets and liabilities included an increase in other liabilities of $7.2 million and an increase in accounts payable and accrued liabilities of $3.9 million, partially offset by an increase in accounts receivable of $4.5 million, an increase in inventory of $1.8 million and an increase in prepaid expenses and other assets of $392,000. The increase in other liabilities is mainly due to the long-term portion of the settlement with SSI. The increase in accounts payable and accrued liabilities reflects the timing of certain payments. The increase in accounts receivable reflects growing sales. Inventory increased and prepaid expenses and other assets increased due to timing.

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

Investing activities

Net cash used in investing activities was $2.9 million during the six months ended June 30, 2017 and mainly consisted of purchases of property and equipment.

Net cash used in investing activities was $1.6 million during the six months ended June 30, 2016 and consisted of purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $301,000 during the six months ended June 30, 2017.

Net cash used in financing activities was $27,000 during the six months ended June 30, 2016.

Employees

As of June 30, 2017, we had 445 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Contractual obligations

In April 2017, we entered into a lease amendment for our location in Norwood, Massachusetts to extend the term of the lease through March 31, 2023. In accordance with the lease amendment, we will expand in a larger space in an adjacent building in Norwood containing about 39,000 square feet of rentable space. The base rent for the new space over the lease term will range from an initial low of $73,000 per month to a high of $83,000 per month. We will have two options to extend the lease term, each for a five-year period. During the transition, we will also be responsible for the lease payments on the existing space.

In May 2017, we entered into an agreement to consolidate two of our existing facilities for our U.K. headquarters into a new building that is currently under construction. The lease for the new building is due to commence on June 1, 2018 and extends through June 1, 2033. Initial rent for the new building will be £30,000 per month, while we continue to occupy our existing facilities, including our laboratory space. When the leases on our existing facilities have terminated in December 2020, or possibly sooner, and we fully occupy the new building, rent for the new building will increase to £59,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited. The defendants timely responded to the complaint in early October 2015 and challenged the validity of the patents upon which the complaint is based. The defendants argued that our patents are invalid under U.S. law because they claim naturally occurring products or processes. The defendant’s motion to dismiss the complaint was denied on September 30, 2016. The defendants answered the Complaint and the parties are presently engaged in the discovery process. The Court issued its claim construction order in June 2017. Trial remains set for January 2018.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: August 1, 2017	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2017	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference)
10.1

Rules of the Oxford Immunotec Global PLC 2013 Share Incentive Plan, as Amended (Filed as Annex B to Proxy Statement in our 2017 Definitive Proxy Statement on Schedule 14A on April 25, 2017 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at June 30, 2017 and December 31, 2016; (ii) Condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016; (iii) Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016; (iv) Condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016; and (v) Notes to unaudited condensed consolidated financial statements