Form 10-Q
period 2017-09-30
Oxford Immunotec Global PLC
filed 2017-10-31
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐
Non-accelerated filer ☐		Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

As of October 25, 2017, there were 25,654,842 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended September 30, 2017

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	our history of losses, our ability to achieve or sustain profitability and our ability to manage our growth;
●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	our ability to service our debt and meet the obligations thereunder;
●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;
●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;
●

our ability to successfully develop and complete the acquired in-process research and development, or IPR&D, program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all;

●	continued demand for diagnostic products for tuberculosis, tick-borne diseases and other than immune-regulated conditions and the development of new market opportunities;
●	our ability to compete successfully and to maintain and expand our sales network;
●	our ability to properly complete and submit claims to insurers and other third party payors with respect to coverage and reimbursement;
●	decisions by insurers and other third party payors with respect to coverage and reimbursement;
●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
●	the impact of global economic and political developments, including the referendum to leave the European Union, passed by the United Kingdom, or U.K., on June 23, 2016, on our business;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,743	$59,110
Accounts receivable, net	21,652	13,265
Inventory, net	9,174	7,437
Prepaid expenses and other assets	3,147	2,390
Total current assets	101,716	82,202
Restricted cash, non-current	200	200
Property and equipment, net	8,927	7,793
In-process research and development	6,970	16,170
Goodwill	3,967	3,822
Other intangible assets, net	8,296	11,017
Deferred tax asset	6,725	2,630
Other assets	190	178
Total assets	$136,991	$124,012

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,141	$3,201
Accrued liabilities	15,563	14,282
Settlement liability	2,396	—
Contingent purchase price consideration	—	882
Deferred income	345	41
Current portion of loans payable	89	84
Total current liabilities	21,534	18,490
Long-term portion of loans payable	29,787	29,601
Settlement liability	7,930	—
Contingent purchase price consideration	—	2,593
Other liabilities	364	364
Total liabilities	59,615	51,048

Commitments and contingencies (Note 2)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at September 30, 2017 and December 31, 2016, and 25,596,345 and 22,635,431 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	269	243
Additional paid-in capital	292,959	249,128
Accumulated deficit	(210,341)	(168,656)
Accumulated other comprehensive loss	(5,511)	(7,751)
Total shareholders’ equity	77,376	72,964
Total liabilities and shareholders’ equity	$136,991	$124,012

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Revenue:
Product	$12,000	$9,713	$30,808	$27,144
Service	18,429	16,396	47,246	35,229
Total revenue	30,429	26,109	78,054	62,373
Cost of revenue:
Product	4,027	3,616	11,366	10,421
Service	9,141	7,887	24,791	17,853
Total cost of revenue	13,168	11,503	36,157	28,274
Gross profit	17,261	14,606	41,897	34,099
Operating expenses:
Research and development	4,467	3,532	12,220	9,837
Sales and marketing	9,493	8,794	29,174	26,665
General and administrative	8,141	6,466	23,007	16,200
Change in fair value of contingent purchase price consideration	(880)	60	(3,475)	172
Intangible assets impairment charge	11,064	—	11,064	—
Settlement expense	196	—	9,831	—
Total operating expenses	32,481	18,852	81,821	52,874
Loss from operations	(15,220)	(4,246)	(39,924)	(18,775)
Other income (expense):
Interest expense, net	(781)	(54)	(2,411)	(88)
Foreign exchange (losses) gains	(624)	470	(1,277)	1,707
Other income (expense)	—	(106)	(262)	(243)
Loss before income taxes	(16,625)	(3,936)	(43,874)	(17,399)
Income tax (expense) benefit	(222)	(60)	2,189	(92)
Net loss	$(16,847)	$(3,996)	$(41,685)	$(17,491)
Net loss per ordinary share—basic and diluted	$(0.70)	$(0.18)	$(1.80)	$(0.78)

Weighted-average shares used to compute net loss per ordinary share—basic and diluted	24,123,574	22,365,349	23,159,986	22,333,911

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(16,847)	$(3,996)	$(41,685)	$(17,491)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	745	(411)	2,240	(1,684)
Other comprehensive income (loss), net of taxes	745	(411)	2,240	(1,684)
Total comprehensive loss	$(16,102)	$(4,407)	$(39,445)	$(19,175)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(41,685)	$(17,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	3,115	2,067
Change in fair value of contingent purchase price consideration	(3,475)	172
Intangible assets impairment charges	11,064	—
Accretion and amortization of loan fees	429	—
Share-based compensation expense	4,266	3,827
Deferred income taxes	(2,264)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,868)	(8,659)
Inventory, net	(1,298)	(782)
Prepaid expenses and other assets	(596)	1,177
Accounts payable	371	(1,235)
Accrued liabilities	2,753	1,882
Other liabilities, net	7,548	—
Deferred income	286	(1,505)
Net cash used in operating activities	(27,354)	(20,547)
Cash flows from investing activities
Purchases of property and equipment	(4,030)	(2,351)
Cash paid for acquisition	—	(22,200)
Increase in restricted cash	—	(120)
Net cash used in investing activities	(4,030)	(24,671)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	39,298	—
Proceeds from exercise of share options	495	15
Payments of tax withheld on vesting of restricted share units	(203)	—
Payments on loan	(63)	(59)
Net cash provided by (used in) financing activities	39,527	(44)
Effect of exchange rate changes on cash and cash equivalents	490	(1,129)
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	8,633	(46,391)
Cash and cash equivalents at beginning of period	59,110	83,715
Cash and cash equivalents at end of period	$67,743	$37,324

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at September 30, 2017, the results of operations for the three and nine-month periods ended September 30, 2017 and 2016, and the cash flows for the nine-month periods ended September 30, 2017 and 2016. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements included in the Company’s 2015 and 2016 Form 10-K describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three and nine-month periods ended September 30, 2017. The Company updated its cash and cash equivalents and restricted cash policy to state that “the Company maintains its available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea.”

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company will adopt ASU 2014-09 in the first quarter of 2018, using the “modified retrospective” approach. The Company is still evaluating certain aspects of ASU 2014-09, but does not currently expect the new guidance to have a material impact on its financial position, results of operations or related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating ASU 2017-04, but does not expect its adoption to have a material impact on the Company’s financial position, results of operations, or related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting of a share-based payment award. The guidance should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2017-09, but does not expect its adoption to have a material impact on the Company’s financial position, results of operations or related disclosures.

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

Fair value measurements at September 30, 2017 using
(in thousands)	September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$—	$—	$—	$—
Total	$—	$—	$—	$—

		Fair value measurements at December 31, 2016 using
(in thousands)	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$3,475	$—	$—	$3,475
Total	$3,475	$—	$—	$3,475

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the nine-month period ended September 30, 2017:

(in thousands)
Balance – December 31, 2016	$3,475
Change in fair value of contingent purchase price consideration	(3,475)
Balance – September 30, 2017	$—

On October 12, 2016, the Company acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. The terms of the purchase agreement included contingent purchase price consideration consisting of up to an additional $6.0 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years. The fair value of these milestone payments was estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%, which are considered as Level 3 inputs. During March 2017, as a result of events subsequent to the acquisition, the Company determined that the timing for Food and Drug Administration approval of the Babesia microti product acquired from Immunetics would be more likely to occur after the cut-off date for a milestone to be earned. As a result, the Company reduced the related contingent purchase price consideration liability by $2.4 million. As FDA approval did not occur in the second quarter of 2017, the remaining accrual related to this milestone of $238,000 was written-off at that time. In the third quarter of 2017, the Company determined there to be a remote chance that the revenue thresholds for 2017 would be met and so the remaining contingent consideration liability of $880,000 was written-off.

The Company has a term loan outstanding under the MidCap agreement. The amount outstanding on its 2016 term loan is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the term loan as of September 30, 2017, based upon current market rates for similar borrowings, as measured using Level 2 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	September 30, 2017	December 31, 2016
Accounts receivable	$22,679	$14,050
Less allowance for uncollectible accounts receivable	(1,027)	(785)
Accounts receivable, net	$21,652	$13,265

4. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$5,777	$4,928
Finished goods	3,397	2,509
Inventory, net	$9,174	$7,437

5. Goodwill and acquired intangible assets

The carrying amount of goodwill reflected in the Company’s condensed consolidated balance sheets was $4.0 million and $3.8 million as of September 30, 2017 and December 31, 2016, respectively.

Acquired intangible assets consisted of the following as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen in-process research and development		Indefinite		$—	$—	$—
Imugen technology - clinical		15		5,100	425	4,675
Imugen customer relationships		10		1,400	175	1,225
Imugen trademarks / trade names		16		1,140	89	1,051
Immunetics in-process research and development		Indefinite		6,970	—	6,970
Immunetics technology - clinical		15		883	57	826
Immunetics customer relationships	5	-	11	350	54	296
Immunetics trade name		5		160	31	129
Immunetics grants		2		—	—	—
Other	5	-	10	686	592	94
Total				$16,689	$1,423	$15,266

	As of December 31, 2016
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen in-process research and development		Indefinite		$9,200	$—	$9,200
Imugen technology - clinical		15		5,100	170	4,930
Imugen customer relationships		10		2,700	135	2,565
Imugen trademarks / trade names		16		1,900	59	1,841
Immunetics in-process research and development		Indefinite		6,970	—	6,970
Immunetics technology - clinical		15		860	9	851
Immunetics customer relationships	5	-	11	400	11	389
Immunetics trade name		5		290	9	281
Immunetics grants		2		50	4	46
Other	5	-	10	632	518	114
Total				$28,102	$915	$27,187

The weighted average amortization period of our finite-lived intangible assets is 13 years. Amortization expense related to acquired intangible assets is estimated at $0.9 million for the year ending December 31, 2017 and $0.7 million per year for each of the years ending December 31, 2018 through December 31, 2021.

The acquired IPR&D assets include $7.0 million for IPR&D acquired in conjunction with the Immunetics acquisition.

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

The impact on the second quarter condensed consolidated statement of operations was a $44,000 reduction in cost of product revenue, a $26,000 reduction in sales and marketing expense and a $58,000 increase in income tax expense.

IPR&D acquired in a business combination is capitalized at fair value and is subject to impairment testing at least annually until the underlying project is completed. Once the project is completed, the carrying value of IPR&D is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the acquired IPR&D are expensed as incurred.

In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, the Company recorded an impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen including:

●	$9.2 million related to Imugen IPR&D;
●	$1.1 million related to customer relationships; and
●	$701,000 related to the Imugen trade name.

6. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2017	December 31, 2016
Employee related expenses	$7,355	$6,592
Royalties	3,480	4,423
Professional services	1,445	387
Clinical trials	611	1,135
Other accrued liabilities	2,672	1,745
Total accrued liabilities	$15,563	$14,282

7. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$43	$28	$129	$15
Research and development	211	162	542	394
Sales and marketing	504	490	1,374	1,385
General and administrative	748	688	2,221	2,033
Total share-based compensation	$1,506	$1,368	$4,266	$3,827

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

During the three month-period ended September 30, 2017, the Company granted to certain employees 154,862 share options with exercise prices ranging from $15.37 to $16.91 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month-period ended September 30, 2017 was $7.12 per share. During the nine month-period ended September 30, 2017, the Company granted to certain employees 800,430 share options with exercise prices ranging from $13.5 to $16.91 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the nine month-period ended September 30, 2017 was $6.33per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended September 30, 2017, the Company awarded to certain employees 102,141 RSUs with a weighted average grant date fair value of $16.75 per share under the 2013 Plan. During the nine-month period ended September 30, 2017, the Company awarded to certain employees 204,024 RSUs with a weighted average grant date fair value of $15.16 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these restricted shares is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month-period ended September 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $934,000 and $573,000, respectively. For the three-month period ended September 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $844,000 and $524,000, respectively.

For the nine-month period ended September 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $2.6 million and $1.6 million, respectively. For the nine-month period ended September 30, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $2.4 million and $1.4 million, respectively.

As of September 30, 2017, there was $6.9 million and $4.5 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.6 years for share options and 2.6 years for restricted shares/RSUs.

8. Share capital

On August 14, 2017, the Company entered into an underwriting agreement, or the Underwriting Agreement, with BTIG, LLC, as sole underwriter, or the Underwriter, relating to the issuance and sale of 2,500,000 ordinary shares, nominal value £0.006705 per share, or the Ordinary Shares, at a price to the public of $16.05 per share, or the Offering, which resulted in approximately $39.3 million of net proceeds to the Company after deducting underwriting discounts and estimated offering expenses. The Offering closed on August 18, 2017.

During the first nine months of 2017, the Company issued 436,091 ordinary shares upon the exercise of options and 24,823 ordinary shares were issued upon the vesting of RSUs. As of September 30, 2017, there were 36,183,293 ordinary shares authorized and 25,596,345 ordinary shares issued and outstanding.

9. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Options to purchase ordinary shares	1,066,371	1,062,920	948,318	1,062,784
Unvested restricted shares	63,438	138,040	63,438	138,040
Unvested restricted share units	361,890	212,901	361,890	212,901

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

12. Restructuring

During the third quarter of 2017, the Company’s management committed to a plan to terminate various government grants that were acquired as part of the acquisition of Immunetics. As a result, the Company plans to terminate 15 employees during the fourth quarter of 2017 and recorded restructuring charges of $169,000 in research and development expense and $13,000 in general and administrative expense.

A summary of these charges and payments made to date are included in the below table. Accrued restructuring costs at September 30, 2017 are included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Severance
Balance at December 31, 2016	$—
Charge for restructuring	182
Payments	—
Balance at September 30, 2017	$182

In addition to the items listed above, the Company recorded charges in the third quarter of 2017 totaling $28,000 to write-off equipment having no future benefit to the Company.

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

Our second product line is a range of assays for tick-borne diseases, such as Lyme disease, obtained through the acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics, in the second half of 2016. Tick-borne disease is the collective name for diseases passed to humans through the bite of an infected tick. The most prevalent and well known tick-borne disease is Lyme disease, but there are others such as anaplasmosis, ehrlichiosis, and babesiosis. If left unrecognised, and therefore untreated, they may go on to cause significant complications, including in rare cases death. Our tick-borne disease tests utilize molecular methods (such as polymerase chain reaction) and techniques to prosecute the immune system, offer advantages over current tests, and are widely reimbursed in the U.S. using existing codes on fee schedules. Our tests include multiple proprietary laboratory developed tests, or LDTs, offered from our Clinical and Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratory in Massachusetts and an FDA cleared test kit utilizing the C6 peptide, which is a marker specific to Lyme disease. Our C6 Lyme ELISATM kit is also CE marked in the European Union.

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

Our T-SPOT.CMV test is a part of our fourth product line focused on the transplantation market. The test utilizes our T-SPOT technology platform and is an LDT performed in our CLIA certified, CAP accredited laboratory in Tennessee. The T-SPOT.CMV test is CE marked in the European Union. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to CMV specific antigens and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. We continue to take a measured approach to market introduction of this test as we await final results of our two pivotal clinical studies involving this test.

Based upon interim data obtained as part of our clinical trials and an ongoing process of reprioritizing our pipeline to maximize return on investment, we have decided to stop offering the T-SPOT.PRT test.

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

We have incurred significant losses from inception and as of September 30, 2017 had an accumulated deficit of $210.3 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the nine months ended September 30, 2017 was $78.1 million and for the nine months ended September 30, 2016 was $62.4 million. Our net loss for the nine months ended September 30, 2017 was $41.7 million and for the nine months ended September 30, 2016 was $17.5 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for $24.4 million of our revenue in the third quarter of 2017.  We generate revenue from sales of tick-borne disease and other tests via our direct sales force and also through distributors. During the third quarter of 2017 these tests accounted for revenue of $6.0 million.

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

Our U.S. business derived 94% and 97% of its revenue from our service offerings, as opposed to kit sales, for the three months ended September 30, 2017 and 2016, respectively. These sales represented 93% and 96% of its revenue from service revenue for the nine months ended September 30, 2017 and 2016, respectively. These results reflect our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, U.S. results include revenue from operations acquired from Imugen, which is included in U.S. service revenue. For a portion of these tests, we receive payment from customers according to pre-negotiated rates. For other customers we seek third party reimbursement. U.S. results for 2017 also include revenue from Immunetics, which was acquired in the fourth quarter of 2016 and is included in product revenue. Immunetics kits are sold to customers at pre-negotiated rates.

Outside the U.S., we derived 93% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for each of the three-month periods ended September 30, 2017 and 2016. These sales also represented 93% of our revenue for each of the nine-month periods ended September 30, 2017 and 2016. For the majority of our customers outside the U.S., we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue
Product	$12,000	$9,713	$30,808	$27,144
Service	18,429	16,396	47,246	35,229
Total revenue	$30,429	$26,109	$78,054	$62,373

Revenue by indication

With the acquisitions of Imugen and Immunetics in the second half of 2016, we evolved from a single-product company to a multi-product company. By indication, total revenues were as summarized in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue
Tuberculosis	$24,417	$21,953	$64,297	$58,193
Tick-borne disease and other	6,012	4,156	13,757	4,180
Total revenue	$30,429	$26,109	$78,054	$62,373

Revenue by geography

We have a direct sales force in the U.S., certain European countries and Japan and market development personnel in China and South Korea. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies.

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total product revenue, based on the billing address of our customers. Revenue from operations acquired from Imugen is included in United States revenue for the third quarter of 2016 and for 2017. Revenue from operations acquired from Immunetics is included in United States revenue and Europe and ROW revenue for the fourth quarter of 2016 and for 2017.

	Three months ended September 30,
(in thousands, except percentages)	2017		2016
Revenue
United States	$18,798	62%	$16,170	62%
Europe and ROW	2,213	7%	1,756	7%
Asia	9,418	31%	8,183	31%
Total revenue	$30,429	100%	$26,109	100%

	Nine months ended September 30,
(in thousands, except percentages)	2017		2016
Revenue
United States	$48,427	62%	$34,696	56%
Europe and ROW	5,933	8%	5,316	8%
Asia	23,694	30%	22,361	36%
Total revenue	$78,054	100%	$62,373	100%

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

During the three months ended September 30, 2017 and 2016, our cost of revenue represented 43% and 44%, respectively, of our total revenue. For the nine months ended September 30, 2017 and 2016, our cost of revenue represented 46% and 45%, respectively, of our total revenue.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue
Product	$4,027	$3,616	$11,366	$10,421
Service	9,141	7,887	24,791	17,853
Total cost of revenue	$13,168	$11,503	$36,157	$28,274

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 57% and 56% for the three months ended September 30, 2017 and 2016, respectively. Gross margins were 54% and 55% for the nine months ended September 30, 2017 and 2016, respectively. The lower gross margin in 2017 reflects the lower gross margins from our operations acquired from Imugen and Immunetics. All cost of revenue from operations acquired from Imugen and Immunetics are reflected in service cost of revenue and product cost of revenue, respectively.

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

During the three months ended September 30, 2017 and 2016, our research and development expenses represented 15% and 14%, respectively, of our total revenue. For each of the nine month periods ended September 30, 2017 and 2016, research and development expenses represented 16% of our total revenue.

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

During the three-month periods ended September 30, 2017 and 2016, our sales and marketing expenses represented 31% and 34%, respectively, of our total revenue. For the nine months ended September 30, 2017 and 2016, sales and marketing expenses represented 37% and 43%, respectively, of our total revenue.

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

During the three months ended September 30, 2017 and 2016, our general and administrative expenses represented 27% and 25%, respectively, of our total revenue. For the nine-month periods ended September 30, 2017 and 2016, general and administrative expenses represented 29% and 26%, respectively, of our total revenue.

Change in fair value of contingent purchase price consideration

During March 2017, as a result of events subsequent to the acquisition of Immunetics, we determined that the timing for FDA approval of the Babesia microti product acquired as part of the acquisition would be more likely to occur after the cut-off date for a milestone to be paid. As a result, we recorded a $2.4 million decrease in fair value of contingent purchase price consideration related to the acquisition. The total contingent purchase price consideration of $6.0 million consisted of cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years, including FDA approval of the Babesia microti product by a certain date. The fair value of these milestone payments had been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%. As FDA approval did not occur in the second quarter of 2017, the remaining accrual related to this milestone of $238,000 was written-off. In the third quarter of 2017, we determined there to be a remote chance that the revenue thresholds for 2017 would be met and so the remaining contingent consideration liability of $880,000 was written-off.

Intangible assets impairment charge

In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded an impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest expense, net

Interest expense, net mainly relates to our October 4, 2016 agreement with MidCap Financial, or the MidCap agreement, that provides us with $40.0 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30.0 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10.0 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10.0 million for a total of $60.0 million. To date, we have not borrowed under the revolving line of credit.

Foreign exchange (losses) gains

Foreign exchange (losses) gains largely result from U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the United States and China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen and sales in South Korea are denominated in U.S. Dollars.

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

Results of operations

Comparison of three months ended September 30, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended September 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$12,000	39%	$9,713	37%	$2,287	24%
Service	18,429	61%	16,396	63%	2,033	12%
Total revenue	30,429	100%	26,109	100%	4,320	17%
Cost of revenue:
Product	4,027	13%	3,616	14%	411	11%
Service	9,141	30%	7,887	30%	1,254	16%
Total cost of revenue	13,168	43%	11,503	44%	1,665	14%
Gross profit	17,261	57%	14,606	56%	2,655	18%
Operating expenses:
Research and development	4,467	15%	3,532	14%	935	26%
Sales and marketing	9,493	31%	8,794	34%	699	8%
General and administrative	8,141	27%	6,466	25%	1,675	26%
Change in fair value of contingent purchase price consideration	(880)	(3)%	60	0%	(940)	(1,567)%
Intangible assets impairment charge	11,064	36%	—	0%	11,064	N/M
Settlement expense	196	1%	—	0%	196	N/M
Total operating expenses	32,481	107%	18,852	72%	13,629	72%
Loss from operations	(15,220)	(50)%	(4,246)	(16)%	(10,974)	258%
Interest expense, net	(781)	(3)%	(54)	(0)%	(727)	1,346%
Foreign exchange (losses) gains	(624)	(2)%	470	2%	(1,094)	(233)%
Other income (expense)	—	0%	(106)	(0)%	106	(100)%
Loss before income taxes	(16,625)	(55)%	(3,936)	(15)%	(12,689)	322%
Income tax expense	(222)	(1)%	(60)	0%	(162)	270%
Net loss	$(16,847)	(55)%	$(3,996)	(15)%	$(12,851)	322%

Revenue

Revenue increased by 17% to $30.4 million for the three months ended September 30, 2017 compared to $26.1 million for the same period in 2016. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test, as well as the addition of our tick-borne disease tests.

U.S. revenue grew by 16% to $18.8 million for the three months ended September 30, 2017, driven by tick-borne disease and other revenue of $6.0 million in 2017, compared to $4.2 million in 2016.

Asia revenue grew by 15% to $9.4 million for the three months ended September 30, 2017 compared to the same period in 2016, due primarily to an increase in volumes that led to higher revenue. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 18%. Europe and ROW revenue increased 26% to $2.2 million for the three months ended September 30, 2017 compared to the same period in 2016. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 22% in 2017 compared to 2016.

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

By revenue type, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
Product	$12,000	$9,713	$2,287	24%
Service	18,429	16,396	2,033	12%
Total revenue	$30,429	$26,109	$4,320	17%

By indication, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
Tuberculosis	$24,417	$21,953	$2,464	11%
Tick-borne disease and other	6,012	4,156	1,856	45%
Total revenue	$30,429	$26,109	$4,320	17%

By geography, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
United States	$18,798	$16,170	$2,628	16%
Europe and ROW	2,213	1,756	457	26%
Asia	9,418	8,183	1,235	15%
Total revenue	$30,429	$26,109	$4,320	17%

Cost of revenue and gross margin

Cost of revenue increased by 14% to $13.2 million for the three months ended September 30, 2017 from $11.5 million in the same period in 2016. This increase in cost of revenue was due to the increased tick-borne testing volume. Cost of revenue for Imugen was $1.3 million higher in Q3 2017 than in Q3 2016. In addition, cost of revenue for the three months ended September 30, 2017 included $0.5 million of cost of revenue for Immunetics. Gross margin increased to 57% for the three months ended September 30, 2017 from 56% for the same period in 2016. The increase in gross margin reflects the impact of improved accessory margins and lower royalty expenses due to the SSI settlement.

	Three months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Cost of revenue
Product	$4,027	$3,616	$411	11%
Service	9,141	7,887	1,254	16%
Total cost of revenue	$13,168	$11,503	$1,665	14%

Research and development expenses

Research and development expenses increased by 26%, to $4.5 million for the three months ended September 30, 2017, from $3.5 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $1.4 million (including $169,000 of Immunetics restructuring costs) in the three months ended September 30, 2017 compared to the same period in 2016. The increase was partially offset by a decrease of $487,000 related to clinical studies. As a percentage of total revenue, research and development expenses increased to 15% for the three months ended September 30, 2017 from 14% for the same period in 2016.

Sales and marketing expenses

Sales and marketing expenses increased 8% to $9.5 million for the three months ended September 30, 2017 from $8.8 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $720,000 in the three months ended September 30, 2017 compared to the same period in 2016. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring sales and marketing personnel. As a percentage of total revenue, sales and marketing expenses were 31% for the three months ended September 30, 2017 compared to 34% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by 26% to $8.1 million for the three months ended September 30, 2017 from $6.5 million for the same period in 2016. The increase in general and administrative expenses included increases of $1.1 million in legal and professional fees, largely related to our ongoing patent litigation, as well as increases in property costs, salary and other employee related expenses and depreciation and amortization. As a percentage of total revenue, general and administrative expenses increased to 27% for the three months ended September 30, 2017 from 25% for the same period in 2016.

Change in fair value of contingent purchase price consideration

During March 2017, as a result of events subsequent to the acquisition of Immunetics, we determined that the timing for FDA approval of the Babesia microti product acquired as part of the acquisition would be more likely to occur after the cut-off date for a milestone to be paid. As a result, we recorded a $2.4 million decrease in fair value of contingent purchase price consideration related to the acquisition. The total contingent purchase price consideration of $6.0 million consisted of cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the following three years, including FDA approval of the Babesia microti product by a certain date. The fair value of these milestone payments had been estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%. As FDA approval did not occur in the second quarter of 2017, the remaining accrual related to this milestone of $238,000 was written-off at that time. In the third quarter of 2017, we determined there to be a remote chance that the revenue thresholds for 2017 would be met and so the remaining contingent consideration liability of $880,000 was written-off.

For the third quarter of 2016, the change in fair value of contingent purchase price consideration of $60,000 related to the Company’s former GoutiFind program, which was terminated in the fourth quarter of 2016, and to the Company’s on-going SpiroFind program. During the fourth quarter of 2016, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related liability for contingent purchase price consideration of $551,000 at that time.

Intangible assets impairment charge

In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded an impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest expense, net

Interest expense, net was $781,000 for the three months ended September 30, 2017, compared to $54,000 in the same period in 2016. The increase in interest expense in 2017 mainly related to the MidCap agreement.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $624,000 for the three months ended September 30, 2017, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended September 30, 2016, we recorded foreign exchange gains of $470,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 62% of our sales for the three months ended September 30, 2017 were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen and sales in South Korea are denominated in U.S. Dollars.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States, the United Kingdom, Japan, Europe, China and South Korea.

As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

There was no other income (expense) for the three months ended September 30, 2017. For the three months ended September 30, 2016, there was expense of $106,000.

Comparison of nine months ended September 30, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended September 30,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$30,808	39%	$27,144	44%	$3,664	13%
Service	47,246	61%	35,229	56%	12,017	34%
Total revenue	78,054	100%	62,373	100%	15,681	25%
Cost of revenue:
Product	11,366	15%	10,421	17%	945	9%
Service	24,791	32%	17,853	29%	6,938	39%
Total cost of revenue	36,157	46%	28,274	45%	7,883	28%
Gross profit	41,897	54%	34,099	55%	7,798	23%
Operating expenses:
Research and development	12,220	16%	9,837	16%	2,383	24%
Sales and marketing	29,174	37%	26,665	43%	2,509	9%
General and administrative	23,007	29%	16,200	26%	6,807	42%
Change in fair value of contingent purchase price consideration	(3,475)	(4)%	172	0%	(3,647)	(2,120)%
Intangible assets impairment charge	11,064	14%	—	0%	11,064	N/M
Settlement expense	9,831	13%	—	0%	9,831	N/M
Total operating expenses	81,821	105%	52,874	85%	28,947	55%
Loss from operations	(39,924)	(51)%	(18,775)	(30)%	(21,149)	113%
Interest expense, net	(2,411)	(3)%	(88)	(0)%	(2,323)	2,640%
Foreign exchange (losses) gains	(1,277)	(2)%	1,707	3%	(2,984)	(175)%
Other income (expense)	(262)	(0)%	(243)	(0)%	(19)	8%
Loss before income taxes	(43,874)	(56)%	(17,399)	(28)%	(26,475)	152%
Income tax benefit (expense)	2,189	3%	(92)	(0)%	2,281	(2,479)%
Net loss	$(41,685)	(53)%	$(17,491)	(28)%	$(24,194)	138%

Revenue

Revenue increased by 25% to $78.1 million for the nine months ended September 30, 2017 compared to $62.4 million for the same period in 2016. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test.

U.S. revenue grew by 40%, to $48.4 million for the nine months ended September 30, 2017, driven by tick-borne disease and other revenue of $13.5 million in 2017 compared to $4.2 million in 2016.

Asia revenue grew by 6% to $23.7 million for the nine months ended September 30, 2017 compared to the same period in 2016. On a non-GAAP constant currency basis, revenue for Asia would have increased by 7%. Europe and ROW revenue increased 12% to $5.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 15% in 2017 compared to 2016.

By revenue type, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
Product	$30,808	$27,144	$3,664	13%
Service	47,246	35,229	12,017	34%
Total revenue	$78,054	$62,373	$15,681	25%

By indication, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
Tuberculosis	$64,297	$58,193	$6,104	10%
Tick-borne disease and other	13,757	4,180	9,577	229%
Total revenue	$78,054	$62,373	$15,681	25%

By geography, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Revenue
United States	$48,427	$34,696	$13,731	40%
Europe and ROW	5,933	5,316	617	12%
Asia	23,694	22,361	1,333	6%
Total revenue	$78,054	$62,373	$15,681	25%

Cost of revenue and gross margin

Cost of revenue increased by 28% to $36.2 million for the nine months ended September 30, 2017 from $28.3 million in the same period in 2016. Cost of revenue for the nine months ended September 30, 2017 included $8.7 million of cost of revenue from testing for tick-borne disease compared to $1.6 million for the same period in 2016 (only three months of activity included in 2016 totals). TB cost of revenue increased $0.9 million over the same period in 2016 due to an 11% increase in test volumes. Gross margin decreased to 54% for the nine months ended September 30, 2017 from 55% for the same period in 2016. The decrease in gross margin reflects the impact of the lower Immunetics margins and absorbing the full year of Imugen activity in 2017 compared to three months of activity in 2016.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2017	2016	Amount	%
Cost of revenue
Product	$11,366	$10,421	$945	9%
Service	24,791	17,853	6,938	39%
Total cost of revenue	$36,157	$28,274	$7,883	28%

Research and development expenses

Research and development expenses increased by 24%, to $12.2 million for the nine months ended September 30, 2017, from $9.8 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $3.1 million (including $169,000 of Immunetics restructuring costs) in the nine months ended September 30, 2017 compared to the same period in 2016, and consulting costs, which increased $547,000. These increases were partially offset by the cost of clinical studies, which decreased $965,000, and by laboratory costs, which decreased $196,000. As a percentage of total revenue, research and development expenses were 16% for each of the nine month periods ended September 30, 2017 and 2016.

Sales and marketing expenses

Sales and marketing expenses increased 9% to $29.2 million for the nine months ended September 30, 2017 from $26.7 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $2.6 million in the nine months ended September 30, 2017 compared to the same period in 2016. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. In addition, consulting costs increased $302,000. These increases were partially offset by a $693,000 decrease in marketing program costs. As a percentage of total revenue, sales and marketing expenses were 37% for the nine months ended September 30, 2017 compared to 43% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by 42% to $23.0 million for the nine months ended September 30, 2017 from $16.2 million for the same period in 2016. The increase in general and administrative expenses included increases in legal and professional fees, largely related to our ongoing patent litigation, $1.7 million in salary and other employee related expenses, $440,000 in property costs, $342,000 for depreciation and amortization, $258,000 in insurance costs, $233,000 in administrative costs and $149,000 in computer related costs. As a percentage of total revenue, general and administrative expenses increased to 29% for the nine months ended September 30, 2017 from 26% for the same period in 2016.

Change in fair value of contingent purchase price consideration

As FDA approval of the Babesia microti product acquired as part of the acquisition of Immunetics did not occur in the second quarter of 2017, the remaining accrual for a related milestone of $238,000 was written-off at that time. In the third quarter of 2017, we determined there to be a remote chance that the revenue thresholds for 2017 would be met and so the remaining contingent consideration liability of $880,000 was written-off.

For the nine months ended September 30, 2016, the change in the fair value of contingent purchase price consideration of $172,000 was related to the Company’s former GoutiFind program, which was terminated in the fourth quarter of 2016, and to the Company’s on-going SpiroFind program.

Intangible assets impairment charge

In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded an impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest expense, net

Interest expense, net was $2.4 million for the nine months ended September 30, 2017, compared to $88,000 in the same period in 2016. The increase in interest expense in 2017 mainly related to the MidCap agreement.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $1.3 million for the nine months ended September 30, 2017, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the nine months ended September 30, 2016, we recorded foreign exchange gains of $1.7 million. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 62% of our sales for the nine months ended September 30, 2017 were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen and sales in South Korea are denominated in U.S. Dollars.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States, the United Kingdom, Japan, Europe, China and South Korea.

As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

Other income (expense) was expense of $262,000 for the nine months ended September 30, 2017, compared to expense of $243,000 for the nine months ended September 30, 2016.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2017, we had a net loss of $41.7 million and used $27.4 million of cash for operating activities. As of September 30, 2017, we had an accumulated deficit of $210.3 million. We incurred a net loss of $17.5 million and used $20.5 million of cash for operating activities for the nine months ended September 30, 2016.

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

On August 14, 2017, we entered into an underwriting agreement, or the Underwriting Agreement, with BTIG, LLC, as sole underwriter, or the Underwriter, relating to the issuance and sale of 2,500,000 ordinary shares, nominal value £0.006705 per share, or the Ordinary Shares, at a price to the public of $16.05 per share, or the Offering, which resulted in approximately $39.3 million of net proceeds to us after deducting underwriting discounts and estimated offering expenses. The Offering closed on August 18, 2017.

As of September 30, 2017, we had cash and cash equivalents of $67.7 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea.

Settlement agreement

Pursuant to the terms of the Settlement Agreement, we will be required to make future payments to SSI. The terms of the Settlement Agreement are confidential.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(in thousands)	2017	2016
Cash and cash equivalents, excluding restricted cash	$67,743	$37,324
Accounts receivable, net	21,652	15,139

Net cash used in operating activities	$(27,354)	$(20,547)
Net cash used in investing activities	(4,030)	(24,671)
Net cash provided by (used in) financing activities	39,527	(44)
Effect of exchange rate changes on cash and cash equivalents	490	(1,129)
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	$8,633	$(46,391)

Cash flows for the nine months ended September 30, 2017 and 2016

Operating activities

Net cash used in operating activities was $27.4 million during the nine months ended September 30, 2017, which included a net loss of $41.7 million, net non-cash expenses of $13.1 million and cash provided by changes in operating assets and liabilities of $1.2 million. The non-cash items consisted of intangible assets impairments charges of $11.1 million, share-based compensation expense of $4.3 million, depreciation and amortization expense of $3.1 million and accretion and amortization of loan fees expense of $429,000. Partially offsetting these charges were credits for the change in fair value of contingent purchase price consideration of $3.5 million and deferred income taxes of $2.3 million. The cash from changes in operating assets and liabilities included an increase in other liabilities of $7.5 million and an increase in accounts payable and accrued liabilities of $3.1 million, partially offset by an increase in accounts receivable of $7.9 million and an increase in inventory of $1.3 million. The increase in other liabilities is mainly due to the long-term portion of the settlement with SSI. The increase in accounts payable and accrued liabilities reflects the timing of certain payments. The increase in accounts receivable reflects growing sales. Inventory increased due to timing.

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

Investing activities

Net cash used in investing activities was $4.0 million during the nine months ended September 30, 2017.

Net cash used in investing activities was $24.5 million, including $22.2 million used for the acquisition of Imugen, during the nine months ended September 30, 2016.

Financing activities

Net cash provided by financing activities was $39.5 million during the nine months ended September 30, 2017, which mainly reflects the Offering, which resulted in approximately $39.3 million of net proceeds to us after deducting underwriting discounts and estimated offering expenses. The Offering closed on August 18, 2017.

Net cash used in financing activities was $44,000 during the nine months ended September 30, 2016.

Employees

As of September 30, 2017, we had 482 employees. None of our employees is represented by a labor union. However, we have one employee in Belgium covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleges that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited. The defendants timely responded to the complaint in early October 2015 and challenged the validity of the patents upon which the complaint is based. The defendants argued that our patents are invalid under U.S. law because they claim naturally occurring products or processes. The defendant’s motion to dismiss the complaint was denied on September 30, 2016. The defendants answered the Complaint and the parties are presently engaged in the discovery process. The Court issued its claim construction order in June 2017. In September, the Court denied the Company’s motion for preliminary injunction. Trial remains set for January 2018.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: October 31, 2017	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2017	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1+	Second Amendment to Supply Agreement, dated September 1, 2017, between StemCell Technologies Canada Inc. f/k/a StemCell Technologies and Oxford Immunotec Ltd.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at September 30, 2017 and December 31, 2016; (ii) Condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to unaudited condensed consolidated financial statements

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.