Form 10-K
period 2017-12-31
Oxford Immunotec Global PLC
filed 2018-02-27
CIK 1586049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 20, 2018, there were 25,872,058 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Ordinary Shares held by non-affiliates was approximately $373,374,834.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

●

the impact of global economic and political developments, including the referendum to leave the European Union, passed by the United Kingdom, or U.K., on June 23, 2016, and further implementing legislation on our business;

●

potential changes in the United States, or U.S., social, political, regulatory and economic conditions or laws and policies governing the health care system, U.S. tax laws, foreign trade, immigration, manufacturing, and development and investment in the territories and countries where we or our customers and suppliers operate;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare and tax reform, on our business;

●	potential changes to the Patient Protection and Affordable Care Act of 2010, or PPACA;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with Securities and Exchange Commission, or SEC, reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as China and the U.S. and in the several U.S. states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an emerging growth company, which ends in late 2018, and as an English company listing ordinary shares in the U.S.;

●	the volatility of the price of our shares, substantial future sales of our shares and the fact that we do not pay dividends; and

●	the impact of anti-takeover provisions under U.K. law and our articles of association.

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

Part I

Item 1. Business

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for underserved immune-regulated conditions. Our focus is on four areas: infectious diseases transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful and cost-effective. Lastly, we believe these conditions to be underserved as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

Our first product is our proprietary T-SPOT®1.TB test, which is used to test for tuberculosis, or TB, infection and leverages our T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in over 30 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT 2, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland, Germany, France and South Korea. We have also established the cost-effectiveness of our test in several published studies.

Our second product line is a range of assays for tick-borne diseases, such as Lyme disease. Tick-borne disease is the collective name for diseases passed to humans through the bite of an infected tick. The most prevalent and well known tick-borne disease is Lyme disease, but there are others such as anaplasmosis, ehrlichiosis, and babesiosis. If left unrecognised, and therefore untreated, they may go on to cause significant complications, including in rare cases death. Our tick-borne disease tests utilize molecular methods (such as polymerase chain reaction) and techniques to prosecute the immune system, and are widely reimbursed in the U.S. using existing codes on fee schedules. Our tests include multiple laboratory developed tests, or LDTs, which utilize unique methodologies offered from our Clinical and Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratory in Massachusetts and an FDA cleared test kit utilizing the C6 peptide, which is a marker specific to Lyme disease. Our C6 Lyme ELISATM kit is also CE marked in the European Union.

Our third product line is a series of assays for use in screening blood for the parasite Babesia microti which causes babesiosis. Babesiosis is a tick-borne disease characterized by a wide spectrum of clinical manifestations that range from asymptomatic to severe acute or even fatal illness. The disease is generally mild to moderate in children and young healthy adults, but it is more severe in neonates, the elderly and immunocompromised individuals such as those undergoing treatment for cancer. While it is primarily transmitted through a tick bite, babesiosis can also be transmitted by blood transfusion. In fact, transfusion-transmitted babesiosis is responsible for the highest percentage (31%) of transfusion-related infectious fatalities reported to the FDA in transfusion recipients and Babesia microti is the highest ranking pathogen in the U.S. transmitted by blood transfusion for which no licensed donor screening is available. The transmission risk of Babesia microti is comparable to the transmission risk of HIV, HBV, and HCV prior to the implementation of routine blood screening programs for these pathogens. Screening of blood products for Babesia microti, therefore, has become a priority for the FDA. We are developing three assays for use in screening the U.S. blood supply for Babesia microti. We have submitted biologics license applications, or BLAs, for these three assays and they are currently under review by the FDA.

Our T-SPOT.CMV test is a part of our fourth product line focused on the transplantation market. The test utilizes our T-SPOT technology platform and is an LDT performed in our CLIA certified, CAP accredited laboratory in Tennessee. The T-SPOT.CMV test is also CE marked as a kit in the European Union. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to antigens specific to cytomegalovirus, or CMV, and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. We continue to take a measured approach to market introduction of this test as we await final results of our two pivotal clinical studies involving this test.

______________________________

1 “T-SPOT®,” “T-Cell Xtend®,” “Oxford Diagnostic Laboratories®,” “ODL®,” “SpiroFind®”, “Immunetics®,” the Oxford Immunotec logo, our laboratory logo and other marks are our trademarks. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

2 CPT is a registered trademark of the American Medical Association.

Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market our products, including our blood donor screening assays, and delays in obtaining regulatory clearance may allow for increased competition, thereby potentially impacting the successful commercialization of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials, based upon changed market conditions.

We believe the annual global market opportunity for our T-SPOT.TB test is well in excess of $1 billion, assuming we can largely displace the tuberculin skin test, or TST, in the developed world. We believe the market opportunity for our tests directed to Lyme and other tick-borne diseases exceeds $400 million. We have not yet sized the market opportunity for our transplantation and blood screening assays, as the volume of sales and pricing remain unknown.

We are a global business with 457 employees, including sales and marketing teams on three continents, and laboratories in the United States and the United Kingdom. In 2017, we derived approximately 38% of our revenue from outside the United States and our current customer base includes more than 3,000 active customers, such as hospitals, public health departments, physician offices, commercial testing laboratories, importers and distributors.

Our focus

Our focus is to develop and commercialize proprietary assays for under-served immune-regulated conditions by leveraging the technological, product development, manufacturing, quality, regulatory and sales and marketing capabilities we have developed over our fifteen year history. Large populations of patients have immune-regulated conditions that are often chronic conditions requiring active management through monitoring. Testing that allows better categorization of patients and yields insights into the most likely successful treatment path facilitates personalized medicine, directing therapies to patients in whom they are more likely to work and saving healthcare dollars. We view this space as being underserved by traditional diagnostic companies which lack appropriate techniques to prosecute the immune system.

Understanding immune-regulated conditions requires interrogation of the immune system. The human immune system is composed of two principal branches: cellular (T cell) immunity and humoral (B cell and antibody-based) immunity. Through our T-SPOT technology platform we can efficiently measure marker-specific T cell responses at a single cell level and thereby inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. We employ a quantitative method to detect antigen-specific cells releasing immune messenger molecules, called cytokines, released by effector T cells. In relation to effector T cells, our technology is designed to selectively measure responses from this subtype of T cells because they are primarily present when active, replicating pathogens are inside the body, as opposed to other T cell subtypes that may be present long after an infection has been cleared from the body. For diagnosis and monitoring applications, it is more relevant to be able to measure the immune response associated with the current infection rather than the immune response associated only with past, cleared exposure.

Our T-SPOT technology offers many technical advantages that make it well suited to support our focus on immune-regulated conditions including high analytical sensitivity, application across multiple diseases and conditions and standardization of white blood cell counts, which makes our technology particularly useful in immunocompromised patients, such as those undergoing transplant surgery or immunosuppressive therapy. We employ proprietary manufacturing processes and protocols designed to cost-effectively and reliably produce key elements of our T-SPOT technology, including the process for coating microtiter plates with cytokine antibodies, such as IFN-y antibodies, and our quality control testing procedures. Further, we have developed proprietary methods designed to achieve rapid throughput in assay performance across our product lines. These methods involve specific protocols throughout the assay process and have been developed in our service and research and development laboratories.

Our assays directed to tick-borne diseases include differentiated tests that provide increased insight into antibody responses to tick-borne pathogens, which may help clinicians understand the disease state more completely. Our C6 Lyme test kit employs a patented synthetic peptide derived from a protein that is highly specific for Lyme disease.

In addition to our technologies, we have a number of capabilities that we believe we can leverage in developing and commercializing products. We operate both kit and service offerings, giving us go to market flexibility. We have a proven track record of running multi-center clinical trials, changing guidelines and establishing reimbursement, capabilities that are important to commercial success of diagnostic products. We have the experience and capability to gain regulatory clearance to manufacture and sell products meeting the regulatory requirements of numerous countries around the world. This, combined with our global sales and marketing infrastructure, allows us to generate revenues in a large number of countries.

Our Commercial Products and Late-Stage Product Pipeline

Tuberculosis

Tuberculosis is a common and, if not properly treated, potentially lethal infectious disease caused by the bacterium Mycobacterium tuberculosis, or MTB. MTB typically infects the lungs, but the lymph nodes, kidneys, brain and bones may also be infected. Those with latent tuberculosis infection, or LTBI, are asymptomatic and are not infectious; however, each person with LTBI has a 5% to 10% chance, on average, of progressing to active TB over his or her lifetime. This risk of progression to active TB is significantly elevated among individuals with weakened immune systems, such as those with human immunodeficiency virus, or HIV, or diabetes or those on drugs that suppress the immune system (e.g., those taking biologic therapies for autoimmune disease or those undergoing immune suppression post-transplantation). Without proper treatment, up to two thirds of individuals with active TB disease will die.

According to the World Health Organization, or WHO, approximately one-third of the world’s population, over two billion people, is infected with M. tuberculosis. Despite the availability of an effective treatment, TB is the leading cause of infectious disease death worldwide and remains one of the top ten causes of death worldwide from any cause. The WHO estimated that in 2016 approximately 10 million people were diagnosed with active TB disease, of which approximately 1.7 million people died.

There are three broad strategies to control TB: vaccination, finding and treating active TB disease, and finding and treating LTBI to prevent the development of new active TB disease cases. The United States has one of the most comprehensive LTBI screening programs in the world with screening of several high-risk groups, including healthcare workers, recommended by the U.S. Centers for Disease Control and Prevention, or the CDC. Screening of healthcare workers is also recommended as part of the accreditation standards for U.S. hospitals. Other high-risk groups identified by CDC include persons with immunosuppressive conditions, such as persons receiving immunosuppressive agents or organ transplant recipients, and persons with human immunodeficiency virus, or HIV. In addition, TB screening is required in many cases for additional populations, such as day care staff, school teachers and students, and emergency response personnel.

In total, we estimate that there are approximately 22 million LTBI tests performed each year in the United States, the majority of which are performed within the healthcare system in a variety of settings, including hospitals, public health offices, physicians’ offices and clinics. Outside the United States, we estimate the total number of tests to be approximately 28 million each year, for a combined market size of approximately 50 million LTBI tests annually.

The primary test currently used for TB screening is the more than 100-year-old TST. The TST is administered by injecting an extract from cultured M. tuberculosis, called tuberculin or PPD, into the skin of a subject’s forearm using a needle and syringe. The injection of the PPD into the skin of a subject previously infected with MTB stimulates the immune response, including T cells, causing the formation of a hard lump at the site of the injection. Because it takes time for this reaction to occur, the subject must return 48 to 72 hours after the PPD injection to have the result read. The test result is graded by feeling for the boundaries of the swelling, marking these with a pen and then measuring the diameter with a ruler.

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

Our test is widely reimbursed both internationally, with reimbursement established in Japan, Switzerland, Germany, France and South Korea, and in the U.S., where we have established a unique CPT code for our test. Based upon the combination of public and private payors, we have over 300 million covered lives in the U.S.

We believe that clinical guidelines, which are recommendations issued by national medical societies or public health bodies, are a driving factor in a clinician’s decision to use a specific diagnostic test. IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in over 30 countries, including the United States, several European countries and Japan.

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

We currently market our T-SPOT.TB test directly in the United States, Northern Europe and Japan. Outside of these territories, we have contracted with distributors who market and sell our test. In countries where we have a direct presence, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with clinicians, nurses, administrative staff, laboratories and other groups who are involved in the implementation of TB screening programs. Our goal is to educate these groups about the clinical, operational and economic benefits of switching from the TST to our T-SPOT.TB test. Our customer service staff and technical experts are also involved in the practical training of customers to perform and order our T-SPOT.TB test as well as providing ongoing customer support. In addition to these teams, we offer a diverse array of marketing programs and services, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities.

In 2017, we derived approximately 83% of our revenue from sales of our T-SPOT.TB test.

Tick-borne diseases

Tick-borne diseases is the collective name for diseases passed to humans through the bite of an infected tick. As reported by the CDC, the most common tick-borne disease in the United States is Lyme disease, and it is estimated that over 300,000 people are diagnosed with the disease each year. Other tick-borne diseases include Rocky Mountain Spotted Fever, babesiosis, erlichiosis, anaplasmosis, Powassan disease, tick-borne relapsing fever and tularemia. According to data maintained by CDC, the incidence of all tick-borne diseases has increased steadily each year and the number of reported cases of Lyme disease more than doubled from 2001 through 2016.

The symptoms of tick-borne diseases often overlap, making diagnosis a challenge without accurate tests that can differentiate between the causative agents of disease. The CDC recommended approach for diagnosis of Lyme disease involves a 2-tier testing methodology that relies on detection of antibodies. While these guidelines are effective in many situations, this 2-tier testing algorithm has limitations, especially during the first few weeks of infection. Furthermore, the CDC guidelines for Lyme disease testing do not require testing for other tick-borne infections, meaning that such infections may be missed.

Tests, or combinations of tests, that allow for more timely and accurate detection of tick-borne infections other than Lyme disease are a primary unmet need in this market. Our portfolio of tick-born disease tests addresses this need by covering a wide range of tick-borne diseases, including babesiosis, erlichiosis and anaplasmosis. Our tests also aim to address the separate unmet need for tests that have higher sensitivity in early presentations of Lyme disease. We use a variety of methods, including antibody capture, enzyme immunoassay, or EIA, western blot, polymerase chain reaction, or PCR, and immunofluorescence assay, or IFA, to detect serological and molecular evidence of the particular organisms associated with tick-borne disease.

We also maintain a tick-borne disease database of specimens with serological evidence of infection. This database allows us to run a comparative analysis of current and past samples to provide further information to clinicians about their patients and disease state. Our database also enables us to analyze co-infection data and tailor test combinations to the tick-borne diseases most prevalent in particular geographies.

In 2017, our Massachusetts laboratory began offering an assay targeting Rocky Mountain Spotted Fever, or RMSF. RMSF is the most lethal and most frequently reported rickettsial tick-borne diseases in the United States. Although RMSF cases have been reported throughout most of the contiguous United States, five states (North Carolina, Oklahoma, Arkansas, Tennessee, and Missouri) account for over 60% of RMSF cases. The early clinical presentation of RMSF is nonspecific and may resemble a variety of other infectious and non-infectious diseases. Our offering can be used to identify RMSF infection as well as other rickettsial diseases.

In addition to our service offerings, our C6 Borrelia burgdorferi (Lyme) ELISA kit, or C6 Lyme ELISA kit, measures Lyme specific antibodies by leveraging a synthetic version of the C6 peptide antigen, a marker specific to Borrelia burgdorferi, the causative organism of Lyme disease in the U.S. We currently utilize our sales force to market our tick-borne disease tests directly in the U.S. Outside the U.S., we rely on our direct sales force as well as independent distributors to market our C6 Lyme ELISA kit.

Babesia microti Blood Screening

Babesiosis is a tick-borne disease characterized by a wide spectrum of clinical manifestations that range from asymptomatic to severe acute or even fatal illness. While the disease is generally mild to moderate in children and young healthy adults, it is more severe in neonates, the elderly and immunocompromised individuals such as those undergoing treatment for cancer. Babesiosis is predominately caused by a parasite called Babesia microti. While it is primarily transmitted through a tick bite, babesiosis can also be transmitted by blood transfusion. Transfusion-transmitted babesiosis is responsible for the highest percentage (31%) of transfusion-related infectious fatalities over the past ten years (2006 – 2015) reported to the FDA in transfusion recipients and Babesia microti is the highest ranking pathogen in the U.S. transmitted by blood transfusion for which no licensed donor screening is available. The transmission risk of Babesia microti is comparable to the transmission risk of HIV, HBV, and HCV prior to the implementation of routine blood screening programs for these pathogens. Screening of blood products for Babesia microti, therefore, has become a priority for the FDA.

To address the need for effective blood screening assays, we have three assays that have demonstrated ability to detect Babesia microti in donated blood. Our antibody and PCR tests are the subject of two pending BLA applications and are offered from our Massachusetts laboratory. These tests were the subject of an extensive clinical trial, completed under an FDA Investigational New Drug, or IND, application and in cooperation with the American Red Cross, which screened approximately 90,000 blood samples to evaluate the effectiveness of our testing regime in detecting Babesia microti infected donors. No reported cases of transfusion-transmitted babesiosis were associated with the 75,331 screened donations from high risk states as compared to 14 cases per 253,031 unscreened donations. Based upon the study results, we believe our antibody and PCR tests are effective for screening blood for Babesia microti. The results of the clinical trial were published in the New England Journal of Medicine in December 2016.

We also have a second antibody test that may be used to screen for Babesia microti in blood donor samples. This test utilizes a standard ELISA platform and would be offered as a kit for laboratories seeking to screen units of blood for Babesia microti in-house. Our BLA application for this test remains pending with FDA. In mid-February, the Company received a complete response letter, or CRL, from FDA which raised a number of questions related to the Company’s submissions in the fourth quarter of 2017 in support of licensure.  Given FDA’s previous verbal comments to the Company, the CRL was unexpected and will delay licensure and commercialization of the assay. As a result, the Company recorded an impairment charge of $7.2 million to write off the intangible assets related to the assay.

Transplantation

The most recent available information indicates that over 160,000 transplants are conducted in the world every year. Kidney and hematopoietic stem cell transplants comprise the majority of the market. The majority of transplants are performed in hospitals or clinics specializing in transplantation and thus represent a fairly concentrated sales call point.

Our T-SPOT.CMV test currently targets the transplant market. Technical development of this test has been completed and clinical validation activities are currently underway.

Our T-SPOT.CMV test measures the strength of a patient’s T cell response to CMV infection. Once infected with CMV, the virus remains in the body for life and is an opportunistic pathogen. It is present in up to 90% of the human adult population, most of whom successfully control its progression through their T cell response. For those with weakened immune systems such as transplant recipients, however, CMV presents a significant source of morbidity. Our T-SPOT.CMV test provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. Our T-SPOT.CMV test is CE marked in the European Union. In the U.S., our CLIA-certified and CAP-accredited laboratory in Tennessee performs this test. We continue to take a measured approach to market introduction of this test as we await final results of our two pivotal clinical studies involving this test.

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

Our service-based tests for tick-borne diseases are offered as laboratory developed tests from our CLIA certified, CAP accredited laboratory in Massachusetts. Our tests have been the subject of more than 20 peer-reviewed publications.

Competitive landscape

Tuberculosis

Our T-SPOT.TB test competes primarily with the TST. We believe our T-SPOT.TB test has a number of compelling advantages that make it a superior alternative to the more than 100-year-old TST, including superior sensitivity and specificity, simplicity of administration and elimination of variability due to subjective interpretation of results. Although the TST is often considered to be inexpensive, as the PPD reagent and other materials used in the test typically cost less than $5 per test, the materials cost is only one element of the total cost involved when conducting a TB screening program or TB control strategy. Substantial costs beyond the materials cost of the TST test include additional costs associated with: (i) false-negatives and false-positives, which risk non-detection and require additional confirmatory tests; (ii) individuals who fail to return within the prescribed period and, therefore, require re-testing; and (iii) implementing and maintaining training programs for healthcare workers who administer and read TST tests.

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

Other than the TST, our principal competitor is the QuantiFERON®3-TB Gold Plus test, or QFN Plus, which was approved for sale in the U.S. in 2017 and has been available in Europe since 2016. Early publications suggest similar performance characteristics between QFN Plus and its predecessor. QFN Plus, however, requires use of a fourth specialized antigen-coated blood collection tube, either at the time of blood draw or later, which may increase phlebotomy complexity and time requirements. The additional blood collection tube also increases lab processing expense as it requires an additional well per test.

We have been competing with QFN Plus, or prior versions of this test, since the launch of our T-SPOT.TB test in 2004. Based on our experience, we believe that we have several performance advantages over QFN Plus, including:

●

In our pivotal clinical studies conducted in support of our PMA, T-SPOT.TB test results were not impacted by immunocompromised status or immunosuppression. The U.S. package insert for the QFN Plus test notes that the test has not been extensively evaluated in individuals with impaired or altered immune function and that the minimum number of lymphocytes required for a reliable test result has not been established and may also be variable. We believe this is an important differentiating factor in patient populations with weakened immune systems, such as those on biologic therapies, corticosteroid or other immunosuppressive treatments, those with HIV and those undergoing dialysis or organ transplantation.

●	In the FDA pivotal studies in the United States, our T-SPOT.TB test was shown to have sensitivity advantages over the QFN Plus test.

In addition to the performance advantages we believe we have over QFN Plus, we have developed and implemented the ability to offer our test as a service in the United States and the United Kingdom. The significant advantages of offering our test as a service include marketing opportunities created through the development of direct customer relationships, more convenient and extensive (7 days a week) access to testing via our logistics infrastructure, faster and more efficient customer on-boarding as a result of the simplicity of our pre-paid shipper boxes, and greater utility for our customers due to additional services we can provide beyond a test result.

As a result of clinical and service advantages, we have been able to negotiate a higher average selling price for our service. We believe this advantage provides us a larger addressable market than is available through selling kits as done by QFN Plus; simply put, our revenue potential from the same testing volume is higher. This advantage has been further strengthened as a result of the recent adjustments to the Clinical Lab Fee Schedule based upon the provisions of the Protect Access to Medicare Act, or PAMA. In 2017, The Centers for Medicare & Medicaid Services, or CMS, reimbursement for our test under CPT code 86481 was approximately $103 per test; CMS reimbursement for QFN Plus under CPT code 86480 was approximately $85 per test. Under PAMA, reimbursement for our T-SPOT.TB test for the years 2018-2020 will remain largely unchanged from 2017 rates. In contrast, the reimbursement for QFN Plus will decrease by 27% by 2020. We believe that the increased difference in reimbursement under PAMA provides us with pricing and access advantages in certain segments of the U.S. market.

Tick-borne diseases

Historically, the tick-borne disease testing market has been served by undifferentiated assays focused mainly on Lyme disease. The U.S. CDC guidelines, which are now over 20 years old and were formulated when the incidence Lyme and other tick-borne diseases was far lower, recommend the use of a 2-tier methodology for Lyme disease testing consisting of an initial screening by EIA or IFA followed by a confirmatory western blot for equivocal or positive EIA or IFA results. This methodology has three limitations: 1) it relies solely on indirect serological detection of infection; 2) serology testing can be insensitive within the first few weeks following infection; and 3) it does not address testing for co-infection with other organisms that cause tick-borne diseases.

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

_____________________________

3 QuantiFERON® is a registered trademark of Qiagen N.V.

We believe that our growing portfolio of tick-borne disease tests offers a significant competitive advantage relative to the existing products on the market. Through the combination of PCR and antibody tests offered through our Massachusetts laboratory, we are able to detect the organism that causes the tick-borne disease as well as the antibody response to the organism. Our service approach accommodates a wider diagnostic window and aims to provide additional information to clinicians about the stage of infection than the traditional test for Lyme disease. Based upon our tick-borne disease database, we are able to offer a comparative analysis of past and current samples to better inform the interpretation of the results. Our database also enables us to offer customers tests tailored to the tick-borne diseases present in their local geographies. Our test result turnaround time of 24-48 hours from time of sample receipt also provides us with a competitive advantage.

Our pipeline

As noted above, our late-stage pipeline consists of three assays for use in screening the U.S. blood supply for Babesia microti and our T-SPOT.CMV test. In addition, we have active development programs to enhance our TB and tick-borne disease product offerings. With regard to TB, we are developing multiple product enhancements that aim to improve the clinical utility of our test and improve test workflow and automation. These enhancements will also serve to increase the barriers to entry in both the U.S. and outside the U.S.

In tick-borne disease, we continue to develop enhancements to improve the accuracy of Lyme disease diagnosis and recently commenced a prospective clinical study earlier this year. This study, named the Lyme Test Indication Combinations or LyTIC Study, aims to establish the performance of individual tests, including our Spirofind assay, and combinations of tests in diagnosis of early Lyme infection. Our SpiroFind assay targets Lyme disease and may provide both an earlier diagnosis and the ability to differentiate re-infections from prior exposure. This assay would complement our existing assays offering comprehensive testing for tick-borne infections.

We also have additional assays in technical development which target other tick-borne infectious diseases endemic to the U.S.

Our total research and development expenses were $16.7 million, $13.9 million, and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The intellectual property relating to our T-SPOT.TB test that we own or license includes 12 issued U.S. patents, 13 issued patents in other jurisdictions, one pending U.S. patent application and two pending patent applications in other jurisdictions, as well as registered trademarks, proprietary manufacturing processes and protocols, and proprietary methods directed towards achieving rapid throughput in assay performance.

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

Our technology patents contain claims to methods of measuring marker-specific effector T cell responses at a single-cell level to certain peptides of ESAT-6 to diagnose TB infection. In December 2017, as part of the settlement of our patent infringement action, we received a one-time, lump sum payment of $27.5 million from Qiagen Inc., or Qiagen. The settlement agreement included a non-exclusive, royalty-free license to certain of our patents for use in Qiagen’s QFN products. See “Legal Proceedings” for more information. These patents expire in 2019.

The inventions claimed in our patents relating to removal of granulocytes from stored blood samples may also have applications in relation to other diseases, conditions or situations where blood samples cannot be tested soon after the blood draw. This proprietary method is a core part of the T-SPOT technology as it improves the stability of stored blood enabling the overnight shipment of blood samples. The patents covering these inventions expire in 2027 (outside of the U.S.) and 2028 (U.S.).

We have also licensed two patents on a non-exclusive basis that relate to our T-SPOT.CMV test and four patents that relate to our C6 Lyme ELISA kit. In connection with our acquisitions of Boulder Diagnostics, Inc., or Boulder, and Immunetics, Inc., or Immunetics, we gained access to additional patents that we believe may assist us to develop future diagnostic tests in the infectious disease or transplant fields. We have licensed certain patents related to the detection of antibody-secreting B cells specific for HLA and to the PCR and IFA tests performed at our Massachusetts laboratory. We also have two patents under license and acquired a patent family application, pending in four territories, relating to additional TB antigens. The expected expiration dates of the licensed patents range from March 2018 to May 2032. We can give no assurance that any of our current or future research and development programs will result in the development and validation of any diagnostic test that leverages any of these patents or patent applications or otherwise.

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

We have royalty obligations under some of our current license agreements that are measured in part based upon our sales levels. Where our royalty obligations are calculated on our net sales, the definition of net sales varies by agreement and typically results in a lower effective royalty rate on our service revenue than on sales of our kits. Currently, our aggregate royalty burden for our T-SPOT.TB test under all license and assignment agreements, as a percentage of gross product and service revenue, is in the low single digits. Our royalty burden for our T-SPOT.CMV test under all license agreements, as a percentage of gross product and service revenue, is also in the low single digits. Under our license agreements, we may be responsible for paying, or contributing to, patent prosecution and maintenance costs or subject to diligence obligations. We believe we are in compliance with all obligations of our license agreements.

Tuberculosis related patents

In 2013, we entered into an assignment agreement with Isis Innovation Limited, now known as Oxford University Innovation Ltd., or Oxford Innovation, pursuant to which various patents we previously licensed from Oxford Innovation were assigned to us. We have ongoing obligations under the assignment agreement to make payments to Oxford Innovation until the patents expire and to continue to extend license rights to Oxford University, its employees, students, agents and appointees to use the technology for academic and research purposes. Our rights under the patents are subject to various grants of license rights, including (i) a license back to Oxford Innovation to maintain a pre-existing license for research use only, (ii) a pre-existing grant to a third party of non-exclusive rights under the patents covering a field of two infectious diseases, and (iii) a pre-existing grant to a third party of non-exclusive rights under the patents limited to the licensee’s internal use to monitor vaccine response.

The amount we pay to Oxford Innovation for our royalty obligation is equal to a royalty rate in the low single digits. Our aggregate royalty obligation payments to Oxford Innovation through December 31, 2017 have been $3.2 million. Our royalty obligations to Oxford Innovation will cease when there are no valid patent claims still in force.

Finally, our license agreement with Rutgers, The State University of New Jersey, or Rutgers, grants us an exclusive license to certain patents to manufacture and commercialize kits for in vitro diagnostic assays relating to TB other than in the ELISA format. The license was made in 2006 and has been amended in 2009, 2011, 2012, 2013, 2016 and 2017. Our license is royalty-bearing, worldwide, with the right to sublicense. We have not granted any sublicenses under this license. Rutgers has reserved the right to grant one additional license to this technology, limited to an ELISA format. To date, we do not believe Rutgers has entered into any such license.

We must make semi-annual royalty payments to Rutgers. Although the agreement contains minimum royalty obligations, the amount of royalties due based on our actual sales utilizing the licensed patents has exceeded the minimum for a number of years and we expect our royalties on actual sales will continue to exceed the minimum for the duration of our royalty obligations. We pay a royalty rate in the low single digits. Our aggregate payments to Rutgers through December 31, 2017 for signing fees, annual fees, milestones and royalties, including minimum royalties, have been $5.9 million. Our royalty obligations to Rutgers will cease when there are no valid patent claims still in force covering licensed products or assays. Previously, we made a number of other payments to Rutgers for license issue fees, annual license fees and milestone payments. No such future payments are required under the license.

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

Our Trade Secrets

There are several areas in which we have developed trade secrets relating to manufacturing that we believe provide a competitive advantage not only with respect to our T-SPOT.TB test, but also for the other tests we perform at our laboratories. It is essential to the performance of ELISPOT tests used to detect the release of interferon-gamma from stimulated T cells that the microtiter plates used in the test be smoothly coated with the proper amount of interferon-gamma antibodies. For volume manufacturing, these coated plates must also meet stringent shelf life requirements. Our plate-coating process meets these criteria and cost-effectively provides reliable results. We believe this approach results in significant cost savings for us without sacrificing our compliance with either good manufacturing practices or our own high standards.

As part of our test offerings, we use unique formulations of peptides and other reagents that we believe are important to the accuracy of our tests. Further, we have devoted substantial time and resources to the development of processes and techniques that have resulted in cost reductions in our test manufacture and in assay performance in our service laboratories. In our ODL facilities, we have streamlined the workflow process in our laboratories to allow for rapid throughput, which reduces labor costs and reduces the time we take to provide test results to our customers. In addition, we have developed and validated automated solutions for the assay process, including proprietary protocols for maximizing efficiencies garnered from the automation equipment. These methods are useful in our current test offerings, and will be applicable to future tests we may develop using our T-SPOT technology and other platforms. We believe the manufacturing process and assay performance efficiencies we have developed and employ could not easily or quickly be developed by others.

Manufacturing and laboratory facilities

Our tests are generally manufactured by us from materials we obtain from a limited number of suppliers. We manufacture our T-SPOT.TB test at our U.K. corporate headquarters in Abingdon, England, where we currently lease approximately 2,800 square feet of manufacturing space. The lease covering this space expires in 2020 and our current rent for the manufacturing space is $102,000 annually, which is subject to change. Our manufacturing facility is certified to ISO 13485 and ISO 9001. Our space in Abingdon also includes 6,400 square feet of storage/warehouse space. The leases covering this space expire in 2025 and our current rent for the storage/warehouse space is $75,000 annually, which is subject to change.

We also operate a laboratory in Abingdon, England, where we currently lease approximately 2,100 square feet of space divided equally between our diagnostic testing laboratory and our research and development and quality control laboratory. The leases for these facilities expire in 2019 and 2020, respectively. Our current rent for the total U.K. laboratory space is $83,000 annually, which is subject to change.

In 2017, we executed an agreement for lease for new space in Abingdon, England that will allow us to combine our manufacturing, laboratory, storage and office operations into a single facility. We expect to take occupancy of the new space in the second half of 2018.

We operate two diagnostic testing laboratories in the United States where we process samples sent to us by our customers who choose the service format of our product offering. Our U.S. laboratory facility, located in Memphis, Tennessee performs our T-SPOT.TB test and performs our T-SPOT.CMV test. Our current lease for the Tennessee laboratory facility covers approximately 35,000 square feet of space and expires in 2021. Our current rent under this lease is $150,000 annually and is subject to annual increases.

Our second U.S. laboratory is located in Norwood, Massachusetts and performs both our T-SPOT.TB and tick-borne disease testing. Our current lease for the Norwood laboratory facility covers approximately 58,000 square feet of space divided between two buildings. During 2018, we expect to consolidate our current facilities into a single building and reduce our space under lease to approximately 40,000 square feet. Our current lease expires in March 2023 and rent for our Norwood operations is approximately $975,000 and is subject to annual increases. We also currently lease approximately 14,000 square feet in Boston, Massachusetts, which includes a clinical and research laboratory directed to the development and testing of the products acquired from Immunetics. The lease for the Boston facility expires in July 2018 at which time the operations will be consolidated into the Norwood, Massachusetts facility. Current rent under this lease is $263,000 annually.

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

Mabtech AB. We entered into a purchase agreement with Mabtech AB, or Mabtech, in 2010, which was amended in 2013 and again in 2017. Pursuant to this agreement, Mabtech supplies the antibodies used to coat the membrane plates and for the detection procedure in our tests. We provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the volume of our purchases. We have agreed to purchase these antibodies exclusively from Mabtech, although our exclusivity obligations may cease in the event Mabtech raises prices by more than a certain percentage over a defined period of time and declines to match a competitive third-party quotation for the antibodies.

The purchase agreement expires, unless earlier terminated, on December 31, 2023. Either party may terminate by providing written notice to the other in the event of a material uncured breach by the other party, a liquidation, insolvency, or bankruptcy proceeding involving the other party or cessation in trading by the other party.

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

The current term of the agreement expires, unless earlier terminated, on December 31, 2018, subject to automatic renewals for additional one-year periods in the absence of specified notice by either party. Each party has the right to terminate in the event of a material uncured breach by the other party, or in the event of a bankruptcy or insolvency proceeding involving the other party.

StemCell Technologies, Inc. We entered into a supply agreement with StemCell Technologies, Inc., or StemCell, in 2008, which was amended in 2011 and again in 2017. Pursuant to this agreement, StemCell supplies us with a product that can be used with tests using our T-SPOT technology.

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

We paid a signing fee in the amount of $0.1 million and milestone payments in the aggregate amount of $0.2 million. We are not obligated to make additional milestone payments. We are obligated to pay an annual exclusivity fee during the term of the agreement, creditable against certain future purchases. Our product purchases exceeded the amount of the exclusivity fee in 2017. We receive pricing discounts based on our quarterly orders. We have also agreed to make StemCell our supplier of choice for certain types of products, subject to performance obligations of StemCell, and we are generally obligated to acquire all of our requirements for such products from StemCell.

The agreement expires, unless earlier terminated, on December 31, 2023, but will continue indefinitely thereafter in the absence of specified notice by either party. Each party may terminate for material uncured breach, the insolvency or bankruptcy of the other party or the cessation of trading by or dissolution of the other party.

Life Technologies Corporation. We entered into a supply and reseller agreement with Life Technologies Corporation, or Life Tech, in 2013, amended in 2014, 2016 and 2017, pursuant to which we purchase and resell a product that can be used in performing assays using our T-SPOT technology. We have minimum annual purchase obligations under this agreement, as well as obligations to purchase certain amounts based on our forecasts. The agreement expires, unless earlier terminated, on December 31, 2018. Either party may terminate for a material uncured breach, the insolvency or bankruptcy of the other party, if one of our twelve-month forecasts does not reflect any anticipated purchases of product or if we purchase no product during a consecutive twelve-month period.

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

The agreement expires on January 1, 2021. Either party may terminate the agreement for a material uncured breach or in the event of bankruptcy or an equivalent winding up of the other party’s business. We may terminate the agreement if Fosun does not meet the minimum purchase requirements, for late payment or if Fosun undergoes a change in control. In December 2017, we amended the distribution agreement to provide a certain rebate in Fosun’s discount programs in 2017, subject to Fosun’s achievement of minimum purchase quantities.

Riken Genesis Co., Ltd. We sell our T-SPOT.TB test to a Japanese importer, Riken Genesis Co., Ltd., or Riken, which also serves as our marketing authorization holder in Japan, a position required by Japanese regulatory authorities. We entered into a marketing authorization holder agreement with Riken in 2011 and it was amended in 2013, 2016 and 2017. Pursuant to this agreement, Riken provides services for importation into Japan. We initially paid an initiation fee to Riken in the amount of ¥200,000, or approximately $1,600. We currently pay Riken a flat monthly fee in the amount of ¥150,000, or approximately $1,300, and also pay a single-digit percentage commission based on the prices at which end users purchase our products. The initial agreement with Riken had a one-year term and automatically renews for additional one-year periods in the absence of specified notice by either party. Either party may terminate for a material uncured breach or in the event of bankruptcy, insolvency or similar proceedings of the other party.

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

Biologics License Application. The BLA process is similar to a PMA in that it must be supported by detailed and comprehensive scientific evidence, including clinical data to demonstrate the safety and efficacy of the biological product for its intended use in donor blood screening. Blood screening assay development follows the same general pathway followed for drugs and vaccines. Before an application is submitted, an Investigational New Drug application (IND) must be submitted and completed. The IND describes the biological product, its method of manufacture, and quality control tests for release, as well the comprehensive clinical trial protocols. We currently have three BLAs under review by FDA.

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

Our activities must also comply with international privacy laws that impose restrictions on the access, use, and disclosure of health information. For example, the European General Data Protection Regulation covers personal information of citizens of the European Union and imposes strict penalties for noncompliance. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws could significantly impact our business and our future plans.

U.S. federal and state billing and fraud and abuse laws

Although only about 15% of our U.S. clinical diagnostics business currently involves payment by third-party payors, including government payors, we are subject to numerous laws governing billing for health care services.

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

We are subject to comparable state laws, some of which apply to all payors regardless of source of payment, and do not contain identical exceptions to the Stark law. The self-referral laws may cause some physicians who would otherwise use our laboratory to use other laboratories for their testing. Providers are subject to sanctions for claims submitted for each service that is furnished based on a referral prohibited under the federal self-referral laws. These sanctions include denial of payment, obligation to issue refunds, civil monetary payments and exclusion from participation in federal healthcare programs and civil monetary penalties. They may also include penalties for applicable violations of the False Claims Act, which may require payment of up to three times the actual damages sustained by the government, plus civil penalties of up to about $11,000 to $22,000 for each separate false claim.

U.S. health care reform

In March 2010, the PPACA was enacted, which included measures that significantly changed the way healthcare is financed by both governmental and private insurers. Changes were made to the PPACA as part of the Tax Cuts and Jobs Act of 2017 to remove certain parts of the original legislation and the current Congress continues to make efforts to repeal and/or replace the PPACA. The Physician Payment Sunshine Act, enacted as part of PPACA, has not been repealed and requires medical device manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to report this information to CMS. Various states have also implemented regulations prohibiting certain financial interactions with healthcare professionals and/or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.

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

Employees

As of December 31, 2017, we had 457 employees. None of our employees is covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

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

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC may be obtained through the investor section of our website at www.oxfordimmunotec.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Item 1A. Risk Factors

Risks related to our business.

We have a history of losses and anticipate that we may incur continued losses for at least the next few years. We cannot be certain that we will achieve or sustain profitability.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. For the fiscal years ended December 31, 2017, 2016 and 2015, we had net losses of $32.9 million, $22.3 million and $24.5 million, respectively, and we had an accumulated deficit at December 31, 2017 of $201.5 million. Substantially all of our operating losses in these periods resulted from costs incurred in connection with sales and marketing of our T-SPOT.TB test, general and administrative costs associated with our operations and our research and development programs. Even though we generate revenue from our T-SPOT.TB test, we anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Because of the numerous risks and uncertainties associated with developing and commercializing diagnostic products, we are unable to predict the magnitude of these future losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. We expect our research and development expenses to be substantial for at least the next few years as we continue enhancing our T-SPOT.TB test and work to develop new products.

We have not achieved profitability on a consolidated basis and our ability to become profitable depends upon our ability to generate revenue. In 2004, we began to generate revenue from the sale and marketing of our T-SPOT.TB test, but we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits on sales of our T-SPOT.TB test is subject to market acceptance in market segments we currently serve, as well as in new market segments and new geographies, and our ability to obtain regulatory body clearance to market any of our products. In addition, we may be compelled to sell our T-SPOT.TB test at lower prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally. Any price erosion would impede our ability to generate revenue. If we are unable to generate sufficient revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may require substantial additional capital resources to fund our operations. We may not be able to obtain additional capital resources on favorable terms and if we cannot find additional capital resources, we may have difficulty operating our business. Raising additional capital may also cause dilution to our existing shareholders.

As of December 31, 2017, we had cash and cash equivalents of $90.3 million and working capital (total current assets less total current liabilities) of $98.0 million. While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans for at least the next 12 months, we may require additional funds, either through additional equity or debt financings, strategic collaboration agreements, sale of assets or from other sources. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. Further, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Our future capital requirements will depend on many factors, including revenue generated from the sale of our T-SPOT.TB test, margins, operating expenses and our ability to control costs associated with our operations, and the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights. The availability of additional capital will also depend on many factors, including the market price of our ordinary shares and the availability and cost of additional equity capital from existing and potential new investors, our ability to retain the listing of our ordinary shares on The NASDAQ Global Market and general economic and industry conditions affecting the availability and cost of capital.

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

On October 4, 2016, we entered into an agreement with MidCap Financial Trust, or the MidCap agreement, that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provided a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit could be increased by an additional $10 million for a total of $60 million. To date, we have not borrowed under the revolving line of credit.

As of December 31, 2017, we had $30 million of indebtedness under the MidCap agreement. Such indebtedness could have important consequences to us. For example, it could:

●	make it difficult for us to satisfy our other debt obligations;
●	make us more vulnerable to general adverse economic and industry conditions;
●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
●	limit our ability to make large investments or acquisitions;
●	expose us to interest rate fluctuations because the interest rate on the debt under the MidCap agreement is variable;
●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

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

The MidCap agreement contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;
●	grant liens on assets;
●	make investments, including capital expenditures and acquisitions;
●	sell or acquire assets outside the ordinary course of business; and
●	make fundamental business changes.

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

Even if we achieve market acceptance, our success will depend on continued demand for diagnostic products for tuberculosis. Tuberculosis screening policies could change such that tests are conducted less frequently or in fewer instances. For example, healthcare institutions facing increased cost control requirements could determine to reduce employee testing. In addition, various institutions or governing bodies may decide that the incidence of TB has dropped sufficiently within their screening population so as to permit reduced testing (e.g., U.S. military guidelines were recently updated such that testing may now be required in fewer instances than under previous guidelines). Changes to immigration policies and policies relating to resettlement of refugees, as well as other policy changes may substantially reduce testing in the markets we serve and could have a material and adverse effect on our business.

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

We face significant challenges and risks in managing our geographically dispersed sales and distribution network and retaining the individuals who make up that network. If a substantial number of our direct sales representatives were to leave us within a short period of time, or if a substantial number of our independent distributors were to cease to do business with us within a short period of time, our sales could be adversely affected. If any significant independent distributor were to cease to distribute our product, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our direct sales representatives, which may not prevent our sales from being adversely affected. If a direct sales representative or independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit additional qualified independent distributors or to hire additional qualified direct sales representatives to work with us. We may also not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or independent distributors would prevent us from expanding our business and generating sales. See “Certain of our customers account for a significant portion of our revenue.”

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes extensive revisions to the Medicare payment, coding, and coverage requirements for clinical diagnostic laboratory tests as well as creates a new subcategory of CDLTs called Advanced Diagnostic Laboratory Tests (ADLTs) with separate reporting and payment requirements. Under PAMA, the payment amount for CDLTs furnished on or after January 1, 2017, will be equal to the weighted median of private payor rates determined for the test, based on certain data reported by laboratories during a specified data collection period. Per the final payment rates and supporting documentation for the new private payor rate-based CLFS payment system published by CMS in late 2017, CMS reimbursement per test for CPT code 86481 is expected to be $100 in years 2018, 2019, and 2020.

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

We are also subject to foreign reimbursement and payment schemes in the international markets we serve, including Japan, Switzerland, Germany, France and South Korea. Decisions by health insurers or other third-party payors in these markets not to cover, or to discontinue reimbursement, or governmental limitations on price could materially and adversely affect our business.

Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenue, cash flow and profitability.

Although third-party payors accounted for only about 8% of our total revenue for the year ended December 31, 2017, we currently rely in part, and may in the future more heavily rely, on obtaining third-party payment or reimbursement for our test. We or our customers receive payment from individual patients and from a variety of payors, such as commercial insurance carriers, including managed care organizations and governmental programs, primarily Medicare and Medicaid in the United States. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.

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

Our T-SPOT.TB and T-SPOT.CMV tests are generally assembled by us from supplies we obtain from a limited number of suppliers. Critical components required to assemble our tests may only be available from a sole or limited number of component suppliers. For example, we source key components of our T-SPOT.TB test from EMD Millipore Corporation, Stemcell Technologies Inc., Mabtech AB, MicroCoat Biotechnologie GmbH and Life Technologies Corporation, any of whom would be difficult to replace. Even if the key components that we source are available from other parties, the time and effort involved in obtaining any necessary regulatory approvals for substitutes could impede our ability to replace such components timely or at all. The loss of a sole or key supplier would impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results and negatively impact our reputation. Our business would also be harmed if any of our suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

Certain of our customers account for a significant portion of our revenue.

We sell our T-SPOT.TB test through a direct sales force in the United States, certain European countries and Japan. In Japan, while we maintain end-user relationships through our direct sales force, we sell through a single importer of record, Riken. In other parts of the world, we sell through distributors. For example, in China, we sell through a single distributor, Fosun. For the year ended December 31, 2017, sales to Fosun and through Riken together accounted for 25% of our total revenue, with Fosun accounting for 14% and Riken accounting for 11%. In the event that either of these customers or any other significant customer substantially reduces its purchases of our products, particularly if this occurs without adequate advance notice to enable us to secure alternate importation or distribution arrangements, our results of operations could be materially and adversely affected.

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

We currently perform our tests for our service offering exclusively in two laboratory facilities in the United States and one laboratory in the United Kingdom. If these or any future facilities or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently perform our T-SPOT.TB test for our service offering in the United States at our laboratory facilities in Memphis, Tennessee and in Norwood, Massachusetts. In the United Kingdom we currently perform our T-SPOT.TB test exclusively in a single laboratory facility in Abingdon, England. In addition, our service offering for the testing for tick-borne diseases is performed exclusively in a single laboratory facility in Norwood, Massachusetts. If these or any future facilities were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if performance of our laboratories is disrupted for any other reason, we may not be able to perform our tests or generate test reports as promptly as our customers expect, or possibly not at all. Building or finding a replacement facility could be difficult, expensive and time consuming and any new laboratory would need to satisfy the various certification, accreditation and licensing requirements to which our current laboratory facilities are subject, including, for example, CLIA requirements in the United States. If we are unable to perform our tests or generate test reports within a timeframe that meets our customers’ expectations, our business, financial results and reputation could be materially harmed.

As of December 31, 2017, we maintain insurance coverage totaling $14.5 million against damage to our property and equipment and an additional $58.4 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, however, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses. Even if we cover our losses, our business, financial results and reputation could be materially harmed.

Failure in our information technology or storage systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenue, as well as our research, development and commercialization efforts.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems, which support our operations, including our Laboratory Information System, or LIS, our billing system, and our customer interfaces. Due to the sophisticated nature of the technology we use in our laboratories and our complex billing procedures, we are substantially dependent on our IT systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our LIS or billing systems, could adversely affect our ability to operate our business. Any interruption in the operation of our LIS or billing systems, due to IT system failures, part failures or potential disruptions in the event we are required to relocate our IT systems within our facility or to another facility could have an adverse effect on our operations.

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

Our business relies heavily on our operations outside the United States. For the year ended December 31, 2017, 38% of our total revenue was derived from sales outside the United States. Because we currently operate in three major regions of the world (the United States, Europe and rest of world, or Europe and ROW, and Asia), our revenue is denominated in multiple currencies. Sales in the United States are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars and sales in Japan are denominated in Yen but, in each case, these sales are made by our U.K.-based legal entity where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the European Union countries, or the Euro Zone, whose national currency is the Euro, we will be subject to exchange rate risk from additional currencies. As a result, our exchange rate exposure may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in currency exchange rates or the degree to which we can effectively mitigate these risks.

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

On June 23, 2016, the United Kingdom, or U.K., held a non-binding referendum, commonly referred to as “Brexit”, in which voters approved an exit from the European Union, or E.U. Thereafter, on March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Treaty of the European Union, which formally initiated the withdrawal procedure and set the U.K. on track to exit the E.U. by no later than April 2019.

It appears likely that this withdrawal will involve a process of lengthy negotiations between the U.K. and E.U. member states to determine the future terms of the U.K.’s relationship with the E.U. For example, on December 8, 2017, the U.K. reached an agreement in principle with the E.U. on certain areas under consideration as part of the first phase of negotiations on the terms of its exit from the E.U. The ongoing negotiations between the U.K. and E.U., could lead to a period of considerable uncertainty and volatility, particularly in relation to U.K. financial and banking markets. There is also a risk that the vote by the U.K. to leave the E.U. could result in other member states re-considering their respective membership in the E.U. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our operations and sales.

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

Changes in U.S. tax law may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. Recent tax reforms in the U.S. have resulted in significant changes to preexisting U.S. tax rules and regulations. These changes may trigger an adverse effect on our business, financial conditions and results of operations.

Additionally, the 2016 U.S. presidential election introduced a great deal of uncertainty regarding trade policies, tariffs and government regulations, which if altered could have the potential to create a significant adverse effect on trade between the U.S. and other countries. Overall, changes in international trade relations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our costs and reduce the competitiveness of our products.

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

We have in the past and may in the future need to take write-offs as a result of impairments to certain of our long-lived assets. For example, in the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded a non-cash impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen. Additionally, in the fourth quarter of 2017, due to a mid-February CRL from FDA regarding the Company’s fourth quarter 2017 submissions in relation to its BLA for the Immunetics Babesia microti blood donor screening assay, the Company recorded an impairment charge of $7.2 million to write-off the related intangible assets.

Further, during the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis of gout and better inform therapies by measuring the strength of the underlying uric acid induced inflammation. As a result of this decision, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to the SpiroFind assay when it was determined that the Boulder IPR&D will not directly yield any products.

Finally, during the third quarter of 2015, the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000.

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

As of December 31, 2017, our available U.S. federal net operating losses, or NOLs, totaled $160.5 million and U.S. state loss carryforwards totaled $154.9 million. The amount of these NOLs remains subject to review and possible adjustment by the Internal Revenue Service and state revenue authorities, as applicable. NOLs may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant shareholders (or certain shareholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic NOLs that can be utilized annually to offset future taxable income. The amount of this annual limitation is determined based on our value immediately prior to the ownership change. We have completed several financings since our inception, including our most recent public offering of ordinary shares that closed on August 18, 2017, that may have resulted in one or more ownership changes under this definition. If we are deemed to have undergone an ownership change by virtue of these transactions, we may not be able to utilize a material portion of our NOLs even if we attain profitability. Future changes in our share ownership, some of which are outside of our control, could result in additional ownership changes for purposes of these rules. We are unable to predict future ownership changes or the way an ownership change could limit the use of our NOLs. In addition, recent changes to U.S. tax laws could negatively affect our ability to use net operating losses to offset future taxable income.

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

The testing, manufacturing and marketing of medical diagnostic tests such as our T-SPOT.TB test entail an inherent risk of product liability claims. Further, providing clinical testing services entails a risk of claims for errors or omissions made by our laboratory staff. Potential liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. As of December 31, 2017, we had product liability insurance of $15.4 million. Our existing insurance will have to be increased in the future if we are successful at introducing new diagnostic products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our T-SPOT.TB test. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

Our inadvertent or unintentional failure to comply with the complex government regulations concerning privacy of medical and personal information could subject us to fines and adversely affect our reputation.

Privacy regulations in the U.S. and around the world limit use or disclosure of protected personal information without written authorization or consent, except for permitted purposes outlined in the privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties.

We have policies and practices that we believe make us compliant with the privacy regulations. Nevertheless, the documentation and process requirements of the privacy regulations are complex and subject to interpretation. Failure to comply with the privacy regulations could subject us to sanctions or penalties, loss of business and negative publicity.

In the U.S., the privacy regulations establish a “floor” of minimum protection for patients as to their medical information. We are required to comply with both HIPAA privacy regulations and various state privacy laws. Although the HIPAA statute and regulations do not expressly provide for a private right of action, we could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the General Data Protection Regulation established in the European Union. We may also need to comply with varying and possibly conflicting privacy laws and regulations in other jurisdictions. As a result, we could face regulatory actions, including significant fines or penalties, adverse publicity and possible loss of business.

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

In March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, the PPACA, which had far-reaching consequences for many healthcare companies, including diagnostic companies like us. For example, if reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, our business could be materially and adversely impacted. However, the future of the PPACA is uncertain and at this juncture there will be a period of uncertainty regarding the PPACA’s repeal, modification or replacement or the effect of the changes made to the PPACA under the Tax Cuts and Jobs Act of 2017, any of which could have long term financial impact on the delivery of and payment for healthcare in the U.S.

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

Actual and anticipated changes to the regulations of the healthcare system and U.S. tax laws may have a negative impact on the cost of healthcare coverage and reimbursement of healthcare services and products.

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

Attempts to repeal or to repeal and replace the PPACA will likely continue under the current Congress. In addition, various other healthcare reform proposals have emerged at the federal and state level. The recent changes to U.S. tax laws could also negatively impact the PPACA. We cannot predict what healthcare initiatives or tax law changes, if any, will be implemented at the federal or state level, however, government and other regulatory oversight and future regulatory and government interference with the healthcare systems could adversely impact our business.

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

In addition to pursuing patents on our technology, we seek to protect our intellectual property and proprietary technology by entering into intellectual property assignment agreements with our employees, consultants and third-party collaborators. See “We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.”

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

Extensive litigation regarding patents and other intellectual property rights has been common in the medical diagnostics industry. Litigation may be necessary to assert infringement claims, enforce patent rights, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. Litigation may even be necessary to resolve disputes of inventorship or ownership of proprietary rights. The defense and prosecution of intellectual property lawsuits, PTO interference or derivation proceedings, and related legal and administrative proceedings (e.g., a reexamination) in the U.S. and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time consuming to pursue, and their outcome is uncertain. See “Legal Proceedings” for information regarding our proceeding with Qiagen.

Even if we prevail in such a proceeding, the remedy we obtain may not be commercially meaningful or adequately compensate us for any damages we may have suffered. If we do not prevail in such a proceeding, certain of our patents could potentially be declared to be invalid, unenforceable or narrowed in scope, or we could otherwise lose valuable intellectual property rights. Similar proceedings involving the intellectual property we license could also have an impact on our business. For example, the scope of one of the European patents that we license from Rutgers, The State University of New Jersey, was narrowed as a result of a third-party opposition proceeding before the European Patent Office. The decision is currently under appeal and the outcome of that appeal may adversely affect our competitive position. Further, if any of our other owned or licensed patents are declared invalid, unenforceable or narrowed in scope, our competitive position could be adversely affected.

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

We could be an emerging growth company for up to five years from the date of our initial public offering, or November 2018, although we could lose that status sooner if our gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if we are deemed to be a "large accelerated filer" (the fiscal year-end on which the market value of our ordinary shares held by non-affiliates exceeded $700 million as of the end of the second quarter of such year), in which case we would no longer be an emerging growth company as of the following December 31.

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

Our executive officers, directors, and 5% or greater shareholders beneficially own a substantial percentage of our ordinary shares. For example, as of December 31, 2017, our executive officers, directors, and 5% or greater shareholders and their affiliates beneficially owned approximately 31% of our outstanding ordinary shares in the aggregate. We expect that these shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or our Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our ordinary shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and, once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. See also “Provisions in the U.K. City Code on Takeovers and Mergers may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our U.K. corporate headquarters and operations, including our laboratory facility, are located in Abingdon, England, where we currently lease approximately 2,100 square feet of laboratory space, 9,700 square feet of office space, 2,800 square feet of manufacturing space, and 6,400 square feet of storage/warehouse space. The leases on these facilities expire in 2019, 2020, and 2025. Our current rents under these leases are $370,000 annually for the office, $103,000 annually for the manufacturing space, $83,000 annually for the laboratory, and $72,000 annually for the storage/warehouse space, each of which are subject to change. In May 2017, the Company entered into an agreement to consolidate its U.K. office and laboratory facilities into a new building that is currently under construction. The lease for the new building is due to commence on June 1, 2018 and extends through June 1, 2033. Initial rent for the new building will be $40,000 per month, while the Company continues to occupy its existing facilities, including its laboratory space. When the leases on the Company’s existing facilities have terminated in December 2020, or possibly sooner, and it fully occupies the new building, rent for the new building will increase to $80,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts. In August 2015, we entered into a lease amendment on this location to extend the term of the lease by two years through October 31, 2020. In addition, beginning in March 2016, the lease amendment expanded our office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. We will have an option to extend the lease for one additional term of five years. Our main U.S. laboratory facility is located in Memphis, Tennessee, where we currently lease approximately 35,000 square feet of space. The lease on this facility expires in 2021. Our current rent under this lease is $150,000 annually, subject to annual increases. The two laboratory facilities acquired in 2016 are located in Norwood and Boston, Massachusetts. We currently lease approximately 58,000 square feet of space in Norwood divided between two buildings. During 2018, we expect to consolidate our current facilities into a single building and reduce our space under lease to approximately 40,000 square feet. Our current lease expires in March 2023 and rent for our Norwood operations is approximately $975,000 and is subject to annual increases. We lease approximately 18,000 square feet in Boston, under a lease due to expire in July 2018. Our current rent under the Boston lease is $263,000 annually.

Item 3. Legal Proceedings

On August 10, 2015, Oxford Immunotec Limited, a wholly-owned subsidiary of Oxford Immunotec Global PLC, filed suit in the United States District Court for the District of Massachusetts against Qiagen N.V., Qiagen Inc., Quest Diagnostics LLC, and Laboratory Corporation of America Holdings alleging claims of patent infringement and seeking monetary and injunctive relief. The complaint alleged that the defendants’ manufacture, sale and/or use of the QuantiFERON-TB Gold test infringes patents owned by Oxford Immunotec Limited.

On December 15, 2017, the Company reached a settlement in the lawsuit in the U.S. District Court for the District of Massachusetts in Boston (15-cv-13124-NMG) alleging patent infringement in relation to QIAGEN’s QuantiFERON®-TB Gold and QuantiFERON®-TB Gold Plus products. Under terms of the agreement, all pending claims between the Company and QIAGEN and the co-defendants have been resolved. In connection with the settlement, the Company received a one-time, lump sum payment of $27.5 million from QIAGEN. As part of the settlement, the Company has granted QIAGEN a royalty-free, non-exclusive license that extends to all current and future customers of QuantiFERON-TB Gold and QuantiFERON-TB Gold Plus. The settlement includes general releases of all parties with no admissions of wrongdoing.

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

	Year ended December 31, 2017		Year ended December 31, 2016
	High	Low	High	Low
First quarter	$16.13	$12.96	$12.13	$8.45
Second quarter	16.90	13.53	11.91	8.50
Third quarter	19.51	14.35	12.99	7.73
Fourth quarter	17.20	12.19	15.18	11.88

Shareholders

On February 1, 2018, there were 10 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name. On February 20, 2018, the last reported sale price per share of our ordinary shares on The NASDAQ Global Market was $12.04.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data for the five years ended December 31, 2017 are derived from our consolidated financial statements.

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

	Year ended December 31,
(in thousands, except share and per share data)	2017 (1)	2016	2015	2014	2013 (2)
Consolidated statement of operations data:
Revenue	$103,080	$86,078	$62,782	$49,505	$38,784
Cost of revenue	46,731	39,472	29,544	24,009	18,600
Gross profit	56,349	46,606	33,238	25,496	20,184
Operating expenses:
Research and development	16,701	13,881	10,381	6,961	2,146
Sales and marketing	38,016	34,964	30,402	25,487	13,270
General and administrative	30,366	23,181	16,010	14,837	12,119
Change in fair value of contingent purchase price consideration	(3,475)	(1,208)	202	72	—
Intangible assets impairment charges	18,300	1,765	419	—	—
Settlement expense	10,028	—	—	—	—
Total operating expenses	109,936	72,583	57,414	47,357	27,535
Loss from operations	(53,587)	(25,977)	(24,176)	(21,861)	(7,351)
Other income (expense)	22,336	(146)	(156)	(159)	(1,221)
Loss before income taxes	(31,251)	(26,123)	(24,332)	(22,020)	(8,572)

Income tax (expense) benefit	(1,634)	3,774	(146)	(154)	(92)
Net loss	$(32,885)	$(22,349)	$(24,478)	$(22,174)	$(8,664)

Net loss per ordinary share—basic and diluted	$(1.38)	$(1.00)	$(1.12)	$(1.28)	$(2.26)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	23,757,902	22,353,713	21,781,933	17,310,148	3,830,837
Supplemental financial metric:
Adjusted EBITDA (3)	$(20,003)	$(18,469)	$(18,167)	$(17,664)	$(6,008)

(1)	Other income for 2017 includes a $27.5 million one-time, lump-sum payment for the settlement of a lawsuit. See Part I, Item 3. Legal Proceedings for further information.

(2)	Net loss for 2013 includes $1.9 million of accounting and auditing costs related to our registration statement on Form S-1, filed in connection with our IPO.

(3)

Adjusted EBITDA is a non-Generally Accepted Accounting Principles, or non-GAAP, financial measure that we calculate as net loss, adjusted for income tax expense (benefit), interest expense, net, depreciation and amortization of intangible assets, accretion and amortization of loan fees, share-based compensation expense, unrealized exchange losses (gains), loss on change in fair value of warrants, loss on change in fair value of derivative instrument, change in fair value of contingent purchase price consideration, intangible assets impairment charges, settlement expense and litigation settlement income. We believe that Adjusted EBITDA provides useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Our presentation of Adjusted EBITDA is not made in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from others in the industry. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,332	$59,110	$83,715	$50,165	$76,494
Total assets	144,236	124,012	109,852	73,849	92,744
Total liabilities	56,607	51,048	17,160	13,240	11,992
Total shareholders’ equity	87,629	72,964	92,692	60,609	80,752

Ordinary shares outstanding	25,661,634	22,635,431	22,549,488	17,614,650	17,255,267

The following table presents a reconciliation of net loss, the most comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated:

Reconciliation of net loss to Adjusted EBITDA (1)
(unaudited)

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Reconciliation of net loss to adjusted EBITDA
Net loss	$(32,885)	$(22,349)	$(24,478)	$(22,174)	$(8,664)
Income tax expense (benefit)	1,634	(3,774)	146	154	92
Interest expense, net	2,535	864	67	52	328
Depreciation and amortization of intangible assets	4,240	3,094	2,142	1,742	1,101
Accretion and amortization of loan fees	570	—	—	—	—
EBITDA	(23,906)	(22,165)	(22,123)	(20,226)	(7,143)
Reconciling items:
Share-based compensation expense	5,864	5,019	3,485	2,521	140
Unrealized exchange losses (gains)	686	(1,880)	(150)	(53)	155
Loss on change in fair value of warrants	—	—	—	22	279
Loss on change in fair value of derivative instrument	—	—	—	—	561
Change in fair value of contingent purchase price consideration	(3,475)	(1,208)	202	72	—
Intangible assets impairment charges	18,300	1,765	419	—	—
Settlement expense	10,028	—	—	—	—
Litigation settlement income	(27,500)	—	—	—	—
Adjusted EBITDA	$(20,003)	$(18,469)	$(18,167)	$(17,664)	$(6,008)

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

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for underserved immune-regulated conditions. Our focus is on four areas: infectious diseases, transplantation, autoimmune and inflammatory disease and immune-oncology. We believe these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful and cost-effective. Lastly, we believe these conditions to be underserved as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

Our first product is our proprietary T-SPOT®.TB test, which is used to test for tuberculosis, or TB, infection and leverages our T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in over 30 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT 4, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland, Germany, France and South Korea. We have also established the cost-effectiveness of our test in several published studies.

Our second product line is a range of assays for tick-borne diseases, such as Lyme disease. Tick-borne disease is the collective name for diseases passed to humans through the bite of an infected tick. The most prevalent and well known tick-borne disease is Lyme disease, but there are others such as anaplasmosis, ehrlichiosis, and babesiosis. If left unrecognised, and therefore untreated, they may go on to cause significant complications, including in rare cases death. Our tick-borne disease tests utilize molecular methods (such as polymerase chain reaction) and techniques to prosecute the immune system, and are widely reimbursed in the U.S. using existing codes on fee schedules. Our tests include multiple laboratory developed tests, or LDTs, which utilize unique methodologies offered from our Clinical and Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratory in Massachusetts and an FDA cleared test kit utilizing the C6 peptide, which is a marker specific to Lyme disease. Our C6 Lyme ELISATM kit is also CE marked in the European Union.

Our third product line is a series of assays for use in screening blood for the parasite Babesia microti which causes babesiosis. Babesiosis is a tick-borne disease characterized by a wide spectrum of clinical manifestations that range from asymptomatic to severe acute or even fatal illness. The disease is generally mild to moderate in children and young healthy adults, but it is more severe in neonates, the elderly and immunocompromised individuals such as those undergoing treatment for cancer. While it is primarily transmitted through a tick bite, babesiosis can also be transmitted by blood transfusion. In fact, transfusion-transmitted babesiosis is responsible for the highest percentage (38%) of transfusion-related infectious fatalities reported to the FDA in transfusion recipients and Babesia microti is the highest ranking pathogen in the U.S. transmitted by blood transfusion for which no licensed donor screening is available. The transmission risk of Babesia microti is comparable to the transmission risk of HIV, HBV, and HCV prior to the implementation of routine blood screening programs for these pathogens. Screening of blood products for Babesia microti, therefore, has become a priority for the FDA. We are developing three assays for use in screening the U.S. blood supply for Babesia microti. We have submitted biologics license applications, or BLAs, for these three assays and they are currently under review by the FDA.

Our T-SPOT.CMV test is a part of our fourth product line focused on the transplantation market. The test utilizes our T-SPOT technology platform and is an LDT performed in our CLIA certified, CAP accredited laboratory in Tennessee. The T-SPOT.CMV test is also CE marked as a kit in the European Union. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to antigens specific to cytomegalovirus, or CMV, and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. We continue to take a measured approach to market introduction of this test as we await final results of our two pivotal clinical studies involving this test.

______________________________

4 CPT is a registered trademark of the American Medical Association.

In addition to our existing product lines, we continue to pursue development programs to enhance our TB and tick-borne disease product offerings. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

We have incurred significant losses from inception and as of December 31, 2017 had an accumulated deficit of $201.5 million. We anticipate that our operating losses will continue for the next few years as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the year ended December 31, 2017 was $103.1 million, for the year ended December 31, 2016 was $86.1 million, and for the year ended December 31, 2015 was $62.8 million. Our net loss for the year ended December 31, 2017 was $32.9 million, for the year ended December 31, 2016 was $22.3 million, and for the year ended December 31, 2015 was $24.5 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for $85.3 million of our revenue in 2017. We also generate revenue from sales of tick-borne disease and other tests via our direct sales force and also through distributors. During 2017, these tests accounted for revenue of $17.8 million.

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

Our U.S. business derived 93%, 96% and 96% of its revenue from our service offerings, as opposed to kit sales, for the years ended December 31, 2017, 2016 and 2015, respectively. These results reflect our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, U.S. results include revenue from our portfolio of tick-borne disease tests. For a portion of these tests, we receive payment from customers according to pre-negotiated rates. For other customers we seek third party reimbursement. U.S. results for 2017 also include revenue from our C6 Lyme ELISA kits, which is included in product revenue. Our C6 Lyme ELISA kits are sold to customers at pre-negotiated rates.

Outside the U.S., we derived 92%, 94% and 92% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the years ended December 31, 2017, 2016 and 2015, respectively. For the majority of our customers outside the U.S., we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

	Year ended December 31,
(in thousands)	2017	2016	2015
Revenue
Product	$40,522	$36,430	$30,207
Service	62,558	49,648	32,575
Total revenue	$103,080	$86,078	$62,782

Revenue by indication

With the acquisitions of Imugen and Immunetics in the second half of 2016, we evolved from a single-product company to a multi-product company. By indication, total revenues were as summarized in the table below.

	Year ended December 31,
(in thousands)	2017	2016	2015
Revenue
Tuberculosis	$85,281	$78,636	$62,782
Tick-borne disease and other	17,799	7,442	—
Total revenue	$103,080	$86,078	$62,782

Revenue by geography

We have a direct sales force in the U.S., certain European countries and Japan and market development personnel in China and South Korea. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies.

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW and Asia) and as a percentage of total revenue, based on the billing address of our customers.

	Year ended December 31,
(in thousands, except percentages)	2017		2016		2015
Revenue
United States	$64,067	62%	$49,462	58%	$31,362	50%
Europe and ROW	8,136	8%	6,988	8%	7,067	11%
Asia	30,877	30%	29,628	34%	24,353	39%
Total revenue	$103,080	100%	$86,078	100%	$62,782	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements and, in 2015, the U.S. medical device excise tax. The U.S. Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, included a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax did not apply to our U.S. sales during the period from January 1, 2016 through December 31, 2017. The Tax Cuts and Jobs Act of 2017, or the TCJA, that was signed into law in January 2018 included a further extension of the moratorium for the medical device excise tax through December 31, 2019.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

On June 30, 2017, we entered into a Release and Settlement Agreement, or the Settlement Agreement, with Statens Serum Institut, or SSI, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which will improve future margins. On December 19, 2017, the Company amended its license agreement with Rutgers, The State University of New Jersey, which reduced our royalties due under the license. This agreement will further improve our future margins.

During the years ended December 31, 2017, 2016 and 2015, our cost of revenue represented 45%, 46% and 47%, respectively, of our total revenue.

	Year ended December 31,
(in thousands)	2017	2016	2015
Cost of revenue
Product	$13,794	$13,956	$13,297
Service	32,937	25,516	16,247
Total cost of revenue	$46,731	$39,472	$29,544

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 55%, 54% and 53%, respectively, for the years ended December 31, 2017, 2016 and 2015.

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

During the years ended December 31, 2017, 2016 and 2015, our research and development expenses represented 16%, 16% and 17%, respectively, of our total revenue.

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

During the years ended December 31, 2017, 2016 and 2015, our sales and marketing expenses represented 37%, 41% and 49%, respectively, of our total revenue.

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

During the years ended December 31, 2017, 2016 and 2015, our general and administrative expenses represented 29%, 27% and 26%, respectively, of our total revenue.

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

During the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis of gout and better inform therapies by measuring the strength of the underlying uric acid induced inflammation. As a result of this decision, we wrote-off the related liability for contingent purchase price consideration in connection with the acquisition of Boulder Diagnostics, Inc., or Boulder, in the amount of $901,000. During the same quarter, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related contingent purchase price consideration liability of $551,000.

Intangible assets impairment charges

In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded an impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen. Due to a mid-February complete response letter, or CRL, from FDA regarding the Company’s fourth quarter 2017 submissions in relation to its BLA application for the Immunetics Babesia microti blood donor screening assay, the Company recorded an impairment charge of $7.2 million to write-off the related intangible assets.

During the fourth quarter of 2016, in conjunction with the strategic decision to end our GoutiFind program, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash in-process research and development, or IPR&D, impairment charge of $1.4 million related to the SpiroFind assay when it was determined that the Boulder IPR&D will not directly yield any products.

Settlement expense

Settlement expense of $10.0 million, relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest expense, net

Interest expense, net mainly relates to our October 4, 2016 agreement with MidCap Financial Trust, or the MidCap agreement, that provides us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million. To date, we have not borrowed under the revolving line of credit.

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

Other income (expense)

Other income (expense) includes interest expense, net, foreign exchange gains/(losses) and other income and expense items. In addition, in December 2017, the Company reached a settlement in a lawsuit in exchange for a one-time, lump-sum receipt of $27.5 million. The settlement included general releases of all parties with no admissions of wrongdoing.

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

Results of operations

Comparison of years ended December 31, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$40,522	39%	$36,430	42%	$4,092	11%
Service	62,558	61%	49,648	58%	12,910	26%
Total revenue	103,080	100%	86,078	100%	17,002	20%

Cost of revenue:
Product	13,794	13%	13,956	16%	(162)	(1)%
Service	32,937	32%	25,516	30%	7,421	29%
Total cost of revenue	46,731	45%	39,472	46%	7,259	18%
Gross profit	56,349	55%	46,606	54%	9,743	21%

Operating expenses:
Research and development	16,701	16%	13,881	16%	2,820	20%
Sales and marketing	38,016	37%	34,964	41%	3,052	9%
General and administrative	30,366	29%	23,181	27%	7,185	31%
Change in fair value of contingent purchase price consideration	(3,475)	(3)%	(1,208)	(1)%	(2,267)	188%
Intangible assets impairment charges	18,300	18%	1,765	2%	16,535	937%
Settlement expense	10,028	10%	—	0%	10,028	N/M
Total operating expenses	109,936	107%	72,583	84%	37,353	51%

Loss from operations	(53,587)	(52)%	(25,977)	(30)%	(27,610)	106%

Interest expense, net	(3,105)	(3)%	(864)	(1)%	(2,241)	259%
Foreign exchange (losses) gains	(1,850)	(2)%	1,364	2%	(3,214)	(236)%
Other expense	(209)	(0)%	(646)	(1)%	437	(68)%
Litigation settlement income	27,500	27%	—	0%	27,500	N/M
Loss before income taxes	(31,251)	(30)%	(26,123)	(30)%	(5,128)	20%
Income tax (expense) benefit	(1,634)	(2)%	3,774	4%	(5,408)	(143)%
Net loss	$(32,885)	(32)%	$(22,349)	(26)%	$(10,536)	47%

Revenue

Revenue increased by 20% to $103.1 million for the year ended December 31, 2017 compared to $86.1 million for the same period in 2016. This increase in revenue was due to an increase in volumes across all regions where we sell our T-SPOT.TB test, as well as higher revenue from our portfolio of tick-borne disease tests.

U.S. revenue grew by 30%, to $64.1 million for the year ended December 31, 2017, compared to the same period in 2016, driven largely by tick-borne disease and other revenue of $17.5 million in 2017, compared to $7.4 million in 2016.

Asia revenue, including revenue from our sales office in South Korea that opened in 2017, grew by 4%, to $30.9 million, compared to the same period in 2016, due primarily to an increase in volumes that led to higher revenue. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 6%. Europe and ROW revenue increased by 16% to $8.1 million, compared to the same period in 2016. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 17% in 2017 compared to 2016.

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

By revenue type, total revenues were:
	Year ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
Product	$40,522	$36,430	$4,092	11%
Service	62,558	49,648	12,910	26%
Total revenue	$103,080	$86,078	$17,002	20%

By indication, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
Tuberculosis	$85,281	$78,636	$6,645	8%
Tick-borne disease and other	17,799	7,442	10,357	139%
Total revenue	$103,080	$86,078	$17,002	20%

By geography, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
United States	$64,067	$49,462	$14,605	30%
Europe and ROW	8,136	6,988	1,148	16%
Asia	30,877	29,628	1,249	4%
Total revenue	$103,080	$86,078	$17,002	20%

Cost of revenue and gross margin

Cost of revenue increased by 18% to $46.7 million for the year ended December 31, 2017 from $39.5 million in the same period in 2016. Gross margin for 2017 increased to 55% from 54% for 2016. The increase in gross margin reflects the impact of improved accessory margins and lower royalty expenses due to the SSI settlement.

	Year ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Cost of revenue
Product	$13,794	$13,956	$(162)	(1	) %
Service	32,937	25,516	7,421	29%
Total cost of revenue	$46,731	$39,472	$7,259	18%

Research and development expenses

Research and development expenses increased by 20% to $16.7 million for the year ended December 31, 2017 from $13.9 million for the same period in 2016. The increase largely related to salary and other employee related expenses, which increased $2.6 million in the year ended December 31, 2017 compared to the same period in 2016. In addition, depreciation and amortization increased $536,000 and consulting costs increased $474,000. The increases were largely driven by our efforts in developing three assays for use in screening the U.S. blood supply for Babesia microti. Due to a mid-February CRL from FDA regarding the Company’s fourth quarter 2017 submissions in relation to its BLA for the Immunetics Babesia microti blood donor screening assay, the Company recorded an impairment charge of $7.2 million (discussed below) to write-off the related intangible assets. These increases were partially offset by the cost of clinical studies, which decreased $1.4 million. As a percentage of total revenue, research and development expenses were essentially flat for the years ended December 31, 2017 and 2016 at about 16% for both periods.

Sales and marketing expenses

Sales and marketing expenses increased 9% to $38.0 million for the year ended December 31, 2017 from $35.0 million for the same period in 2016. The increase primarily related to salary and other employee related expenses, which increased $2.9 million in the year ended December 31, 2017 compared to the same period in 2016. The increase reflects an increase in sales personnel and in personnel-related costs for commissions on increased sales and for hiring of sales and marketing personnel. In addition, consulting costs increased $384,000. These increases were partially offset by a $625,000 decrease in marketing program costs. As a percentage of total revenue, sales and marketing expenses decreased to 37% for the year ended December 31, 2017 from 41% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by 31% to $30.4 million for the year ended December 31, 2017 from $23.2 million for the same period in 2016. The increase in general and administrative expenses included increases of $3.9 million in legal and professional fees, largely related to patent litigation, and $1.5 million in salary and other employee related expenses, as well as increases in property costs of $628,000 and depreciation and amortization of $358,000. As a percentage of total revenue, general and administrative expenses increased to 29% for the year ended December 31, 2017 from 27% for the same period in 2016.

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

During the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis of gout and to better inform therapies by measuring the strength of underlying uric acid induced inflammation. As a result of this decision, we wrote-off the related liability for contingent purchase price consideration in connection with the Boulder acquisition in the amount of $901,000. During the same quarter, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related liability for contingent purchase price consideration of $551,000. The combined credit of $1.5 million was partially offset by a charge of $244,000 related to the change in the fair value of contingent purchase price consideration related to the Boulder and Immunetics acquisitions.

Intangible assets impairment charges

In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded an impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen. Due to a mid-February CRL from FDA regarding the Company’s fourth quarter 2017 submissions in relation to its BLA for the Immunetics Babesia microti blood donor screening assay, the Company recorded an impairment charge of $7.2 million to write-off the related intangible assets.

During the fourth quarter of 2016, in conjunction with the strategic decision to end our GoutiFind program, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to the SpiroFind assay when it was determined that the Boulder IPR&D will not directly yield any products. In 2015, we recorded a non-cash IPR&D impairment charge mainly related to the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition that was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest expense, net

Interest expense, net was $3.1 million for the year ended December 31, 2017, compared to $864,000 in the same period in 2016. The increase in interest expense in 2017 mainly related to the Midcap agreement that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement that provided a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit could be increased by an additional $10 million for a total of $60 million. To date, we have not borrowed under the revolving line of credit.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $1.9 million for the year ended December 31, 2017, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the year ended December 31, 2016, we recorded foreign exchange gains of $1.4 million. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 62% of our sales for 2017 were in the United States, which are denominated in U.S. Dollars. Sales in China are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen and sales in South Korea are denominated in U.S. Dollars.

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

Other expense

Other expense was $209,000 for the year ended December 31, 2017, compared to $646,000 in the same period in 2016, which included a fixed asset impairment charge of $306,000.

Litigation settlement income

In December 2017, the Company reached a settlement in a lawsuit in exchange for a one-time, lump-sum receipt of $27.5 million. The settlement included general releases of all parties with no admissions of wrongdoing.

Comparison of years ended December 31, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2016		2015		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$36,430	42%	$30,207	48%	$6,223	21%
Service	49,648	58%	32,575	52%	17,073	52%
Total revenue	86,078	100%	62,782	100%	23,296	37%

Cost of revenue:
Product	13,956	16%	13,297	21%	659	5%
Service	25,516	30%	16,247	26%	9,269	57%
Total cost of revenue	39,472	46%	29,544	47%	9,928	34%
Gross profit	46,606	54%	33,238	53%	13,368	40%

Operating expenses:
Research and development	13,881	16%	10,381	17%	3,500	34%
Sales and marketing	34,964	41%	30,402	48%	4,562	15%
General and administrative	23,181	27%	16,010	26%	7,171	45%
Change in fair value of contingent purchase price consideration	(1,208)	(1)%	202	0%	(1,410)	(698)%
Intangible assets impairment charges	1,765	2%	419	1%	1,346	321%
Total operating expenses	72,583	84%	57,414	91%	15,169	26%

Loss from operations	(25,977)	(30)%	(24,176)	(39)%	(1,801)	7%

Interest expense, net	(864)	(1)%	(67)	(0)%	(797)	1,190%
Foreign exchange gains (losses)	1,364	2%	(143)	(0)%	1,507	(1,054)%
Other (expense) income	(646)	(1)%	54	0%	(700)	(1,296)%
Loss before income taxes	(26,123)	(30)%	(24,332)	(39)%	(1,791)	7%
Income tax benefit (expense)	3,774	4%	(146)	(0)%	3,920	(2,685)%
Net loss	$(22,349)	(26)%	$(24,478)	(39)%	$2,129	(9)%

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

Asia revenue grew by 22%, to $29.6 million, compared to the same period in 2015, due primarily to an increase in volumes that led to higher revenue in Japan and China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 15%. Europe and ROW revenue decreased by 1%, to $7.0 million, compared to the same period in 2015, due primarily to changes in currency rates. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 5% in 2016 compared to 2015.

By revenue type, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
Product	$36,430	$30,207	$6,223	21%
Service	49,648	32,575	17,073	52%
Total revenue	$86,078	$62,782	$23,296	37%

By indication, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
Tuberculosis	$78,636	$62,782	$15,854	25%
Tick-borne disease and other	7,442	—	7,442	N/M
Total revenue	$86,078	$62,782	$23,296	37%

By geography, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2016	2015	Amount	%

Revenue
United States	$49,462	$31,362	$18,100	58%
Europe and ROW	6,988	7,067	(79)	(1)%
Asia	29,628	24,353	5,275	22%
Total revenue	$86,078	$62,782	$23,296	37%

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

Change in fair value of contingent purchase price consideration

During the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis of gout and to better inform therapies by measuring the strength of underlying uric acid induced inflammation. As a result of this decision, we wrote-off the related liability for contingent purchase price consideration in connection with the Boulder acquisition in the amount of $901,000. During the same quarter, we determined that the SpiroFind assay developed using IPR&D from Boulder would not qualify for future milestone payments. Due to this fact, we wrote-off the related liability for contingent purchase price consideration of $551,000. The combined credit of $1.5 million was partially offset by a charge of $244,000 related to the change in the fair value of contingent purchase price consideration related to the Boulder and Immunetics acquisitions.

Intangible assets impairment charges

During the fourth quarter of 2016, in conjunction with the strategic decision to end our GoutiFind program, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to the SpiroFind assay when it was determined that the Boulder IPR&D will not directly yield any products. The charge in 2015 mainly related to the timeline for the development of an assay to inform decisions regarding biologic therapies that was acquired as part of the Boulder acquisition that was changed due to delays in the completion of research studies. Based upon the changed timeline and the resulting impact on fair value, we recorded a non-cash IPR&D impairment charge of $385,000.

Interest expense, net

Interest expense, net was $864,000 for the year ended December 31, 2016, compared to $67,000 in the same period in 2015. The increase in interest expense, net in 2016 mainly related to the MidCap agreement.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $1.4 million for the year ended December 31, 2016, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the year ended December 31, 2015, we recorded foreign exchange losses of $143,000, as a net result of the U.S. Dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited.

Other (expense) income

Other (expense) income was expense of $646,000 for the year ended December 31, 2016, which included a fixed asset impairment charge of $306,000, compared to income of $54,000 in the same period in 2015.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the year ended December 31, 2017 we had a net loss of $32.9 million and used $3.6 million of cash for operating activities. As of December 31, 2017, we had an accumulated deficit of $201.5 million. We incurred a net loss of $22.3 million and used $21.9 million of cash for operating activities for the year ended December 31, 2016.

As noted above, on October 4, 2016, we entered into a credit agreement with MidCap Financial Trust. The credit agreement consisted of a 60 month, $30 million term loan and a $10 million revolving line of credit, both of which mature on September 30, 2021. The availability of funds under the revolving line of credit is based upon the Company’s eligible accounts receivable and eligible inventory. In accordance with the terms of the revolving line of credit, the Company is required to maintain a minimum drawn balance of no less than 30% of availability. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million. To date, we have not borrowed under the revolving line of credit.

The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The Company has the intention and ability to extend the interest only period by at least six months.

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

As of December 31, 2017, we had cash and cash equivalents of $90.3 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Settlement agreement

Pursuant to the terms of the Settlement Agreement, we will be required to make future payments to SSI. The terms of the Settlement Agreement are confidential.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the years ended December 31,
(in thousands)	2017	2016

Cash and cash equivalents, excluding restricted cash	$90,332	$59,110
Accounts receivable, net	16,981	13,265

Net cash used in operating activities	$(3,586)	$(21,921)
Net cash used in investing activities	(5,029)	(30,018)
Net cash provided by financing activities	39,386	29,114
Effect of exchange rate changes on cash and cash equivalents	451	(1,780)
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	$31,222	$(24,605)

Cash flows for the years ended December 31, 2017 and 2016

Operating activities

Net cash used in operating activities was $3.6 million during the year ended December 31, 2017, which included a net loss of $32.9 million, net non-cash expenses of $27.4 million and cash provided by changes in operating assets and liabilities of $1.9 million. The non-cash items consisted of intangible assets impairments charges of $18.3 million, share-based compensation expense of $5.9 million, depreciation and amortization expense of $4.2 million, a decrease in deferred tax assets of $1.6 million, and accretion and amortization of loan fees expense of $570,000. Partially offsetting these charges was a credit for the change in fair value of contingent purchase price consideration of $3.5 million. The cash from changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $4.3 million and an increase in other liabilities of $3.7 million, partially offset by an increase in accounts receivable of $3.3 million and an increase in inventory of $2.3 million. The increase in accounts payable and accrued liabilities reflects the timing of certain payments. The increase in other liabilities is mainly due to the long-term portion of the settlement with SSI. The increase in accounts receivable reflects growing sales. Inventory increased due to timing.

Net cash used in operating activities was $21.9 million during the year ended December 31, 2016, which included a net loss of $22.3 million and cash used for changes in operating assets less liabilities of $8.2 million, partially offset by net non-cash items of $8.7 million. The cash used for changes in operating assets and liabilities included an increase in accounts receivable, net of $6.5 million, an increase in prepaid expenses and other assets of $2.9 million, a decrease in deferred income of $1.7 million, a decrease in accounts payable of $1.1 million and an increase in inventory, net of $0.7 million, partially offset by a $4.8 million increase in accrued liabilities. The increase in accounts receivable, net reflects growing revenue during the year ended December 31, 2016 due to higher sales volumes, as well as the Imugen and Immunetics acquisitions. The increase in prepaid expenses and other assets largely reflects the timing of certain payments. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recorded upon shipment. The decrease in accounts payable was largely due to the timing of payments. The increase in inventory, net was largely due to timing. The increase in accrued liabilities reflects the timing of certain payments. The non-cash items consisted of share-based compensation expense of $5.0 million, depreciation and amortization expense of $3.1 million, an intangible assets impairment charge of $1.8 million mainly related to IPR&D acquired from Boulder and the change in fair value of contingent purchase price consideration of $244,000. These expenses were partially offset by a $1.5 million write-off of contingent purchase price consideration, which included $901,000 from the strategic decision to end our GoutiFind program and $551,000 from the determination that the SpiroFind assay would not qualify for future milestone payments.

Investing activities

Net cash used in investing activities was $5.0 million and $30.0 million for the years ended December 31, 2017 and 2016, respectively. The cash used in 2017 consisted of purchases of property and equipment. The cash used in 2016 consisted largely of a net $27.5 million used to finance the acquisitions of Imugen and Immunetics and $2.4 million used for purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $39.4 million during the year ended December 31, 2017, which mainly reflects the Offering, which resulted in approximately $39.3 million of net proceeds to us after deducting underwriting discounts and offering expenses. The Offering closed on August 18, 2017.

Net cash provided by financing activities was $29.1 million during the year ended December 31, 2016, which mainly reflects the $30 million MidCap borrowing, net of related discount and debt issuance costs.

Cash flows for the years ended December 31, 2016 and 2015

Operating activities

Net cash used in operating activities was $21.9 million during the year ended December 31, 2016, which included a net loss of $22.3 million and cash used for changes in operating assets less liabilities of $8.2 million, partially offset by net non-cash items of $8.7 million. The cash used for changes in operating assets and liabilities included an increase in accounts receivable, net of $6.5 million, an increase in prepaid expenses and other assets of $2.9 million, a decrease in deferred income of $1.7 million, a decrease in accounts payable of $1.1 million and an increase in inventory, net of $0.7 million, partially offset by a $4.8 million increase in accrued liabilities. The increase in accounts receivable, net reflects growing revenue during the year ended December 31, 2016 due to higher sales volumes, as well as the Imugen and Immunetics acquisitions. The increase in prepaid expenses and other assets largely reflects the timing of certain payments. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recorded upon shipment. The decrease in accounts payable was largely due to the timing of payments. The increase in inventory, net was largely due to timing. The increase in accrued liabilities reflects the timing of certain payments. The non-cash items consisted of share-based compensation expense of $5.0 million, depreciation and amortization expense of $3.1 million, an intangible assets impairment charge of $1.8 million mainly related to IPR&D acquired from Boulder and the change in fair value of contingent purchase price consideration of $244,000. These expenses were partially offset by a $1.5 million write-off of contingent purchase price consideration, which included $901,000 from the strategic decision to end our GoutiFind program and $551,000 from the determination that the SpiroFind assay would not qualify for future milestone payments.

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

Our future capital requirements will depend on many factors, including:

●	our ability to continue to penetrate our existing markets and new markets in the United States;
●	the costs and timing of further expansion of our sales and marketing efforts;
●	our ability to penetrate existing markets outside the United States and enter and develop new geographies;
●	the progress that we make in developing new products based on our technology platform;
●	the percentage of sales that are reimbursed by payors and our ability to collect our accounts receivable;
●	our ability to generate cash from operations; and
●	the acquisition of businesses or technologies that we may undertake.

Contractual obligations

We have contractual obligations for non-cancelable facilities leases, equipment leases, license commitments and purchase commitments. Purchase commitments include future minimum royalty, license, and exclusivity payments to be paid under our license agreements with third parties for access to certain technologies. The following table reflects a summary of our contractual obligations as of December 31, 2017.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$5,855	$1,957	$3,024	$732	$142
License commitments	200	90	104	4	2
Purchase commitments	5,356	5,356	—	—	—
MidCap term loan	30,000	—	20,000	10,000	—
Total	$41,411	$7,403	$23,128	$10,736	$144

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

In May 2017, we entered into an agreement to consolidate two of our existing facilities for our U.K. headquarters into a new building that is currently under construction. The lease for the new building is due to commence on June 1, 2018 and extends through June 1, 2033. Initial rent for the new building will be $40,000 per month, while we continue to occupy our existing facilities, including our laboratory space. When the leases on our existing facilities have terminated in December 2020, or possibly sooner, and we fully occupy the new building, rent for the new building will increase to $80,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

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

While our significant accounting policies are described in more detail in Note 1. Description of business and significant accounting policies, to our consolidated financial statements included in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition and accounts receivable

We derive revenue from the sale of our diagnostic tests to a broad range of customers including hospitals, public health departments, commercial testing laboratories, importers and distributors. We offer our T-SPOT.TB test in either an in vitro diagnostic kit or a service format. Additionally, we offer tick-borne disease tests in both kit and service formats.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2017, 2016 or 2015.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted. This tax reform legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% effective on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. This results in a decrease in the company’s net deferred tax asset and corresponding valuation allowance of $19.8 million. As the Company maintains a full valuation allowance against its net deferred tax asset position in the United States, this revaluation does not result in an income tax expense or benefit in the current period. The other provisions of the TCJA did not have a material impact on the 2017 consolidated financial statements.

Share-based compensation

Share-based compensation relates to grants of options to purchase ordinary shares, restricted shares and restricted share units. Currently, we maintain two equity compensation plans, the Amended and Restated 2008 Stock Incentive Plan and the 2013 Share Incentive Plan. With the adoption of the 2013 Share Incentive Plan, we are no longer authorized to grant awards under the Amended and Restated 2008 Stock Incentive Plan.

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

We use the Black-Scholes option pricing model to value the share option awards. The Black-Scholes option pricing model requires the input of subjective assumptions, including assumptions about the expected life of share-based payment awards and share price volatility. In addition, when we were a private company, one of the most subjective inputs into the Black-Scholes option pricing model was the estimated fair value of our ordinary shares. Due to the lack of an adequate history of a public market for the trading of our ordinary shares and a lack of adequate company specific historical and implied volatility data, we have based our estimate of expected volatility in part on our volatility, as well as on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our share-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own share price becomes available.

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

Goodwill and indefinite-lived intangible assets

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually in the fourth quarter of the year, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Under this method, we compare the fair value of the goodwill to its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others.

Indefinite-lived intangible assets

IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually in the fourth quarter of the year, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, our overall business strategy, and regulatory, market and economic environment and trends.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent accounting pronouncements

See Note 1. Description of business and significant accounting policies, to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the impact of recent accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2017, we had cash and cash equivalents of $90.3 million and restricted cash of $200,000 pledged as collateral for procurement cards issued by a U.S. commercial bank.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations, capital market fluctuations and foreign currency exchange rate fluctuations, as discussed below.

Interest rate fluctuations

Changes in the general level of U.S. and European interest rates expose us to interest rate risk. These changes could affect our interest income and interest expense. Based on our cash and cash equivalents at December 31, 2017, if interest rates went either up or down one percentage point, this could change our interest income by approximately $0.8 million per annum.

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

Foreign currency exchange rate fluctuations

We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 62% of our sales were in the United States, which are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F-1 of this Annual Report on Form 10-K with the exception of the unaudited consolidated quarterly operations data, which is presented below. Net loss per ordinary share is calculated independently for each of the periods presented. Therefore, the sum of the quarterly net loss per ordinary share amounts will not necessarily equal the total for the full fiscal year.

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

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue:
Product	$8,386	$10,422	$12,000	$9,714
Service	13,119	15,698	18,429	15,312
Total revenue	$21,505	$26,120	$30,429	$25,026
Gross profit	$11,008	$13,628	$17,261	$14,452
Net (loss) income (1)	$(8,072)	$(16,766)	$(16,847)	$8,800
Net (loss) income per ordinary share:
Basic	$(0.36)	$(0.74)	$(0.70)	$0.34
Diluted	$(0.36)	$(0.74)	$(0.70)	$0.33
Weighted-average shares used to compute net (loss) income per ordinary share:
Basic	22,533,531	22,805,379	24,123,574	25,532,152
Diluted	22,533,531	22,805,379	24,123,574	26,828,912

(1)	The three months ended June 30, 2017 included a $9.6 million Release and Settlement Agreement, or the Settlement Agreement, with Statens Serum Institut, or SSI, to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which will improve future margins. The three months ended September 30, 2017 included an impairment charge of $11.1 million to write-off certain intangibles acquired in conjunction with the 2016 acquisition of Imugen, including $9.2 million related to IPR&D, $1.1 million related to customer relationships and $701,000 related to the Imugen trade name. The three months ended December 31, 2017 included a $27.5 million one-time, lump-sum payment for the settlement of a lawsuit. See Part I, Item 3. Legal Proceedings for further information. Additionally, the three months ended December 31, 2017 included an impairment charge of $7.2 million to write-off certain intangibles acquired in conjunction with the 2016 acquisition of Immunetics.

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:
Product	$8,138	$9,293	$9,713	$9,286
Service	8,972	9,861	16,396	14,419
Total revenue	$17,110	$19,154	$26,109	$23,705
Gross profit	$8,945	$10,548	$14,606	$12,507
Net loss (2)	$(7,049)	$(6,446)	$(3,996)	$(4,858)
Net loss per ordinary share—basic and diluted	$(0.32)	$(0.29)	$(0.18)	$(0.22)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	22,284,392	22,351,645	22,365,349	22,412,691

(2)	The three months ended December 31, 2016 included impairment charges of $1.8 million, which included a $1.5 million impairment charge for Boulder IPR&D and a $306,000 fixed asset impairment charge, partially offset by a $1.2 million benefit due to the change in fair value of contingent consideration.

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

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

(c) Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

3.  Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit number	Description of exhibit
2.1*+	Purchase Agreement, dated June 23, 2016, between Oxford Immunotec, Inc. and Imugen, Inc. (Filed as Exhibit 2.1 to our Current Report on Form 8-K on July 6, 2016, and incorporated herein by reference.)

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 of our Form 8-K on June 18, 2014 and incorporated herein by reference.)

4.1	Form of Ordinary Shares Certificate (Filed as Exhibit 4.1 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

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

10.3+

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

10.5+	Second Amendment to Purchase Agreement between Mabtech AB and Oxford Immunotec Limited dated November 17, 2017.

10.6+

Manufacturing Agreement dated August 26, 2003 between Mabtech AB and Oxford Immunotec Limited (Filed as Exhibit 10.14 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.7

First Amendment dated January 1, 2010 to Manufacturing Agreement between Mabtech AB and Oxford Immunotec Limited (Filed as Exhibit 10.15 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.8

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
10.11+

Second Amendment to Supply Agreement dated March 25, 2014 between EMD Millipore Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.20 of our Form 10-K on March 27, 2014 and incorporated herein by reference.)

10.12+

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

10.14+

Second Amendment to Supply Agreement dated September 1, 2017 between StemCell Technologies Canada Inc. f/k/a StemCell Technologies, Inc. and Oxford Immunotec Limited (Filed as Exhibit 10.1 of our Form 10-Q on October 31, 2017 and incorporated herein by reference.)

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

10.17+

Second Amendment to Supply and Reseller Agreement, dated August 9, 2016 between Life Technologies Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.1 of our Form 10-Q on November 1, 2016 and incorporated herein by reference.)

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

10.20+

Second Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. dated November 3, 2016. (Filed as Exhibit 10.20 of our Annual Report on Form 10-K on March 1, 2017 and incorporated herein by reference.)

10.21+	Third Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. entered into on December 20, 2017.

10.22+

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

10.24

Amendment to Marketing Authorization Holder Agreement dated April 1, 2016 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 4, 2016, and incorporated herein by reference.)

10.25

Amendment to Marketing Authorization Holder Agreement dated July 7, 2017 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.1 of our Form 8-K on July 28, 2017 and incorporated herein by reference.)

10.26

Credit, Security and Guaranty Agreement (Term Loan), dated October 4, 2016, among Oxford Immunotec Global PLC, Oxford Immunotec, Inc., Oxford Immunotec Limited, the lenders from time to time party thereto and MidCap Financial Trust, individually as a lender and as administrative agent (Filed as Exhibit 10.1 of our Form 8-K on October 7, 2016 and incorporated herein by reference.)

10.27

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

10.33	Oxford Immunotec Global PLC 2013 Amended Share Incentive Plan.

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

10.36

Form of Amendment to the Restricted Share Award (Revised Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.36 of our Form 10-K on March 1, 2016 and incorporated herein by reference).

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

10.39

Form of CSOP Option Certificate (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.39 of our Form 10-K on March 1, 2016 and incorporated herein by reference).

10.40

Form of unapproved option under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.4 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.41

Form of Unapproved Stock Option Award (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.41 of our Form 10-K on March 1, 2016 and incorporated herein by reference).

10.42

Form of stock option agreement under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.5 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.43

Form of Stock Option Agreement (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.43 of our Form 10-K on March 1, 2016 and incorporated herein by reference).

10.44	Form of Unapproved Stock Option Award (Double Trigger) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan.

10.45

Form of Restricted Share Unit Award under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers (Filed as Exhibit 10.44 of our Form 10-K on March 1, 2016 and incorporated herein by reference).

Exhibit number	Description of exhibit
10.46

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

10.50	Form of Employment Agreement for Senior Executives.

10.51

Form of Deed of Indemnity for Directors (Filed as Exhibit 10.44 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.52

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

10.54

Form of Director Stock Option Award under Oxford Immunotec Global PLC Share Incentive Plan (Filed as Exhibit 10.48 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.55	Form of First Amendment to Officer Stock Option Award under Appendix D of the 2013 Share Incentive Plan (Filed as Exhibit 10.2 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney executed by Directors and Officers (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2017 and 2016; (ii) Consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated statements of other comprehensive loss for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated statements of shareholders’ equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to consolidated financial statements.

*

All schedules (and similar attachments) to the Purchase Agreement were omitted pursuant to Section 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule (or other attachment) to the SEC.

+	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Abingdon, England, on February 27, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 27, 2018 in the capacities indicated below.

Signature	Title	Date

/s/ Peter Wrighton-Smith, Ph.D.	Chief Executive Officer and Director	February 27, 2018
Peter Wrighton-Smith, Ph.D.	(Principal Executive Officer)

/s/ Richard M. Altieri	Chief Financial Officer	February 27, 2018
Richard M. Altieri	(Principal Financial and Accounting Officer)

/s/ Richard A. Sandberg	Chairman of the Board of Directors	February 27, 2018
Richard A. Sandberg

/s/ Ronald Andrews Jr.	Director	February 27, 2018
Ronald Andrews Jr.

/s/ Patrick J. Balthrop, Sr.	Director	February 27, 2018
Patrick J. Balthrop, Sr.

/s/ Patricia Randall	Director	February 27, 2018
Patricia Randall

/s/ Herm Rosenman	Director	February 27, 2018
Herm Rosenman

/s/ Stephen L. Spotts	Director	February 27, 2018
Stephen L. Spotts

/s/ James R. Tobin	Director	February 27, 2018
James R. Tobin

/s/ A. Scott Walton	Director	February 27, 2018
A. Scott Walton

/s/ Richard M. Altieri	Authorized Representative in the United States	February 27, 2018
Richard M. Altieri

Oxford Immunotec Global PLC

Index to financial statements

Audited consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Immunotec Global PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Immunotec Global PLC (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, other comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Reading, United Kingdom

February 27, 2018

Oxford Immunotec Global PLC

Consolidated balance sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$90,332	$59,110
Accounts receivable, net	16,981	13,265
Inventory, net	10,142	7,437
Prepaid expenses and other assets	3,027	2,390
Total current assets	120,482	82,202
Restricted cash, non-current	200	200
Property and equipment, net	9,067	7,793
In-process research and development	—	16,170
Goodwill	3,967	3,822
Other intangible assets, net	7,849	11,017
Deferred tax asset	2,486	2,630
Other assets	185	178
Total assets	$144,236	$124,012

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,842	$3,201
Accrued liabilities	11,134	14,282
Settlement liability	4,342	—
Contingent purchase price consideration	—	882
Deferred income	36	41
Current portion of loans payable	91	84
Total current liabilities	22,445	18,490
Long-term portion of loans payable	29,904	29,601
Settlement liability	3,894	—
Contingent purchase price consideration	—	2,593
Other liabilities	364	364
Total liabilities	56,607	51,048

Commitments and contingencies (Note 15)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at December 31, 2017 and 2016, 25,661,634 and 22,635,431 shares issued and outstanding at December 31, 2017 and 2016, respectively	269	243
Additional paid-in capital	294,613	249,128
Accumulated deficit	(201,541)	(168,656)
Accumulated other comprehensive loss	(5,712)	(7,751)
Total shareholders’ equity	87,629	72,964

Total liabilities and shareholders’ equity	$144,236	$124,012

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of operations

(in thousands, except share and per share data)

	Year ended December 31,
	2017	2016	2015

Revenue
Product	$40,522	$36,430	$30,207
Service	62,558	49,648	32,575
Total revenue	103,080	86,078	62,782

Cost of revenue
Product	13,794	13,956	13,297
Service	32,937	25,516	16,247
Total cost of revenue	46,731	39,472	29,544
Gross profit	56,349	46,606	33,238

Operating expenses:
Research and development	16,701	13,881	10,381
Sales and marketing	38,016	34,964	30,402
General and administrative	30,366	23,181	16,010
Change in fair value of contingent purchase price consideration	(3,475)	(1,208)	202
Intangible assets impairment charges	18,300	1,765	419
Settlement expense	10,028	—	—
Total operating expenses	109,936	72,583	57,414

Loss from operations	(53,587)	(25,977)	(24,176)

Other income (expense):
Interest expense, net	(3,105)	(864)	(67)
Foreign exchange (losses) gains	(1,850)	1,364	(143)
Other (expense) income	(209)	(646)	54
Litigation settlement income	27,500	—	—
Loss before income taxes	(31,251)	(26,123)	(24,332)
Income tax (expense) benefit	(1,634)	3,774	(146)
Net loss	$(32,885)	$(22,349)	$(24,478)

Net loss per ordinary share—basic and diluted	$(1.38)	$(1.00)	$(1.12)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	23,757,902	22,353,713	21,781,933

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of other comprehensive loss

(in thousands)

	Year ended December 31,
	2017	2016	2015

Net loss	$(32,885)	$(22,349)	$(24,478)
Other comprehensive gain (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	2,039	(2,474)	(707)
Other comprehensive gain (loss), net of taxes	2,039	(2,474)	(707)
Total comprehensive loss	$(30,846)	$(24,823)	$(25,185)

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of shareholders’ equity

(in thousands)

	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total shareholders’ equity
Balance at December 31, 2014	$192	$186,816	$(121,829)	$(4,570)	$60,609
Exercise of share options	1	19	—	—	20
Issuance of shares in secondary offering	50	53,713	—	—	53,763
Share-based compensation expense	—	3,485	—	—	3,485
Other comprehensive loss	—	—	—	(707)	(707)
Net loss	—	—	(24,478)	—	(24,478)

Balance at December 31, 2015	243	244,033	(146,307)	(5,277)	92,692
Exercise of share options	—	76	—	—	76
Share-based compensation expense	—	5,019	—	—	5,019
Other comprehensive loss	—	—	—	(2,474)	(2,474)
Net loss	—	—	(22,349)	—	(22,349)

Balance at December 31, 2016	243	249,128	(168,656)	(7,751)	72,964
Exercise of share options	4	557	—	—	561
Issuance of shares in secondary offering	22	39,276	—	—	39,298
Share-based compensation expense	—	5,864	—	—	5,864
Tax on vesting of restricted share units	—	(212)	—	—	(212)
Other comprehensive gain	—	—	—	2,039	2,039
Net loss	—	—	(32,885)	—	(32,885)

Balance at December 31, 2017	$269	$294,613	$(201,541)	$(5,712)	$87,629

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net loss	$(32,885)	$(22,349)	$(24,478)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	4,240	3,094	2,142
Change in fair value of contingent purchase price consideration	(3,475)	(1,208)	202
Intangible assets impairment charges	18,300	1,765	419
Accretion and amortization of loan fees	570	—	—
Share-based compensation expense	5,864	5,019	3,485
Loss on disposal of property and equipment	304	—	33
Deferred income taxes	1,602	—	—

Changes in operating assets and liabilities:
Accounts receivable, net	(3,296)	(6,515)	(416)
Inventory, net	(2,315)	(741)	(893)
Prepaid expenses and other assets	(471)	(2,926)	(898)
Accounts payable	3,751	(1,145)	1,363
Accrued liabilities	515	4,753	2,742
Settlement liability	3,719	—	—
Deferred income	(9)	(1,668)	(250)
Net cash used in operating activities	(3,586)	(21,921)	(16,549)

Cash flows from investing activities
Purchases of property and equipment	(5,029)	(2,383)	(3,425)
Purchases of intangible assets	—	—	(43)
Cash paid for acquisitions, net of cash acquired	—	(27,515)	—
Proceeds on sales of property and equipment	—	—	34
Change in restricted cash	—	(120)	312
Net cash used in investing activities	(5,029)	(30,018)	(3,122)

Cash flows from financing activities
Proceeds from issuance of ordinary shares	39,298	—	53,763
Proceeds from exercise of share options	561	76	20
Payments of tax withheld on vesting of restricted share units	(212)	—	—
Proceeds from term loan, net	—	29,457	—
Discount on the line of credit	—	(50)	—
Debt issuance costs	—	(289)	—
Payments on loan	(261)	(80)	(122)
Net cash provided by financing activities	39,386	29,114	53,661

Effect of exchange rate changes on cash and cash equivalents	451	(1,780)	(440)
Net increase (decrease) in cash and cash equivalents, excluding restricted cash	31,222	(24,605)	33,550
Cash and cash equivalents at beginning of year	59,110	83,715	50,165
Cash and cash equivalents at end of year	$90,332	$59,110	$83,715

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows (continued)

(in thousands)

	Year ended December 31,
	2017	2016	2015

Supplemental disclosures
Cash paid for interest	$3,123	$450	$41
Cash paid for taxes	145	141	50

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Notes to consolidated financial statements

1. Description of business and significant accounting policies

Description of business

Oxford Immunotec Global PLC, or the Company, is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for underserved immune-regulated conditions. The Company’s focus is on four areas: infectious diseases transplantation, autoimmune and inflammatory disease and immune-oncology. The Company believes these areas are particularly attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions. These immune-regulated conditions also tend to be characterized by wide variation in presentation and progression and often require expensive therapies, making diagnostic tests that can better categorize patients and inform treatment pathways particularly useful and cost-effective. Lastly, the Company believes these conditions to be underserved as the industry lacks the appropriate techniques to prosecute the immune responses which are driving these conditions.

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

Foreign currency translation

The functional currency for Oxford Immunotec Global PLC is the U.S. Dollar. The functional currency for the Company’s operating subsidiaries are the Pound Sterling for Oxford Immunotec Limited, the U.S. Dollar for Oxford Immunotec Inc. and Immunetics, Inc., or Immunetics, the Yen for Oxford Immunotec K.K., the Yuan for Oxford Immunotec (Shanghai) Medical Device Co. Ltd., the Euro for Boulder Diagnostics Europe GmbH and the Hong Kong Dollar for Oxford Immunotec Asia Limited. Revenue and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates. The Company reflects resulting translation gains or losses in accumulated other comprehensive income, which is a component of shareholders’ equity. The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other income (expense)” in the consolidated statements of operations.

Concentration of risks

In the year ended December 31, 2017, the Company had two product customers that represented more than 10% of the Company’s annual revenue. The Company’s Chinese distributor, Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, represented approximately 14% of annual revenue and the Company’s Japanese importer, Riken Genesis Co., Ltd. represented approximately 11% of annual revenue. The loss of either of these product customers could have a material impact on the Company’s operating results.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. The Company maintains its available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. The Company maintains deposits in government insured financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Accounts receivable

Accounts receivable are primarily amounts due from customers including hospitals, public health departments, commercial testing laboratories, distributors and universities in addition to third-party payors such as commercial insurance companies and government programs (including Medicare and Medicaid).

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

Inventory

Inventory consists of raw materials, work in progress and finished goods. The Company does not maintain work in progress balances as the nature of the manufacturing process does not allow for test kits to be left in a partially manufactured state. Inventory is removed at cost. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the actual cost of components by batch plus estimated labor and overhead costs per unit. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for identified items.

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

In the United States, the Company also generates revenue from payments that are received from a variety of third-party payors, including government programs (including Medicare and Medicaid) and commercial insurance companies, each with different billing requirements. Revenue from tests paid by third-party payors is generally recognized on an accrual basis based on the Company’s historical collection experience. In certain instances, revenue is recognized on a cash basis when there is insufficient historical collection experience.

Taxes assessed by governmental authorities on revenue, including sales and value added taxes, are recorded on a net basis (excluded from revenue) in the consolidated statements of operations.

Cost of revenue: cost of product and cost of service

Cost of product revenue consists primarily of costs incurred in the production process, including costs of raw materials and components, assembly labor and overhead, quality management, royalties paid under licensing agreements and packaging and delivery costs.

Cost of service revenue consists primarily of costs incurred in the operation of the Company’s diagnostic laboratories including labor and overhead, kit costs, quality management, consumables used in the testing process and packaging and delivery costs.

Shipping and handling

The Company does not normally bill its service customers for shipping and handling charges. Charges relating to inbound and outbound freight costs are normally incurred by the Company and recorded within cost of service.

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

When determining the fair value of tangible assets acquired, the Company estimates the cost using the most appropriate valuation method with assistance from independent third-party specialists. When determining the fair value of intangible assets acquired, the Company uses judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined by management using the assistance of independent third-party specialists. The assumptions used in calculating the fair value of tangible and intangible assets represent the Company’s best estimates. If factors changed and the Company were to use different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different.

Goodwill and indefinite-lived intangible assets

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually in the fourth quarter of the year, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Under this method, the Company compares the fair value of the goodwill to its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, it is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

Indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of acquired in-process research and development, or IPR&D, related to the Company’s business combinations with Boulder, Imugen, Inc., or Imugen, and Immunetics, which were recorded at fair value on the acquisition dates. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that its indefinite-lived intangible asset is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not its indefinite-lived intangible asset is impaired, it is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

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

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2017 and 2016, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, and other accounts payable, accrued liabilities, and loans payable. See Note 2. Fair value measurement, to the consolidated financial statements for further information on the fair value of the Company’s financial instruments.

Research and development expenses

Research and development expenses include all costs associated with the development of the Company’s technology platforms and potential future products including new diagnostic tests that utilize the Company’s technology platforms and are charged to expense as incurred. Research and development expenses include direct costs and an allocation of indirect costs, including amortization, depreciation, rent, supplies, insurance and repairs and maintenance.

Share-based compensation

The Company accounts for share-based compensation arrangements with employees, officers and directors by recognizing compensation expense based on the grant date fair value of share-based transactions in the consolidated financial statements.

Share-based compensation for options is based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for share options and recognized as expense on a straight-line basis over the requisite service period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility, expected term and forfeiture rates. The expected volatility rates are estimated based on the Company’s actual volatility and the actual volatility of comparable public companies over a historical period equal in length to the expected term. The expected terms represent the average time that options are expected to be outstanding based on the midpoint between the vesting date and the end of the contractual term of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

The Company adheres to the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken, or expected to be taken, in a tax return. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company does not have any accrued interest or penalties associated with any unrecognized tax positions for the years ended December 31, 2017 and 2016.

Basic and diluted net loss per ordinary share

Basic income and loss per ordinary share are calculated by dividing the net income or loss by the weighted-average number of ordinary shares outstanding during the period. Diluted income per ordinary share is calculated by dividing net income by the weighted-average number of ordinary shares outstanding during the period plus the dilutive effect of outstanding instruments such as share options, RSUs and restricted shares. Diluted loss per ordinary share is the same as basic loss per ordinary share, as the effect of utilizing the fully diluted share count including share options, RSUs and restricted shares would reduce the net loss per ordinary share.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The guidance allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company has concluded that its diagnostic test kit sales agreements represent a single performance obligation recognized at a point in time, generally upon shipment. The Company’s testing service contracts represent a single performance obligation recognized upon delivery of test results to the customer. The Company will adopt ASU 2014-09 on January 1, 2018, using the “modified retrospective” approach. The adoption of ASU 2014-09 will require expanded disclosures on revenue recognition, but is not expected to have a material impact on the Company’s financial position or results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The guidance should be applied retrospectively. The Company is currently evaluating ASU 2016-15, but does not expect it to have a material impact on its statement of cash flows.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those periods. The guidance should be applied on a prospective basis and early adoption is not permitted. The Company does not expect the adoption of ASU 2017-01 to have a material effect on its financial position, results of operations or related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting of a share-based payment award. The guidance should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2017-09, but does not expect its adoption to have a material impact on the Company’s financial position, results of operations or related disclosures.

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

Fair value measurements at December 31, 2017 using
(in thousands)	December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$—	$—	$—	$—

Total	$—	$—	$—	$—

		Fair value measurements at December 31, 2016 using
(in thousands)	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent purchase price consideration	$3,475	$—	$—	$3,475

Total	$3,475	$—	$—	$3,475

The following tables provide a summary of changes in the fair value of the Company's Level 3 financial liabilities for the years ended December 31:

(in thousands)	2017
Balance – beginning	$3,475
Change in fair value of contingent purchase price consideration	(3,475)
Balance – ending	$—

(in thousands)	2016
Balance – beginning	$1,293
Immunetics acquisition (Note 17)	3,444
Change in fair value of contingent purchase price consideration	244
Write-off of Boulder contingent purchase price consideration	(1,452)
Foreign currency adjustment	(54)
Balance – ending	$3,475

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

The Company has a term loan outstanding under the MidCap agreement. The amount outstanding on its term loan is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the term loan as of December 31, 2017 and 2016, based upon current market rates for similar borrowings, as measured using Level 2 inputs, approximates the carrying amount as presented on the consolidated balance sheets.

3. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

	December 31,
(in thousands)	2017	2016
Accounts receivable	$17,807	$14,050
Less allowance for uncollectible accounts receivable	(826)	(785)
Accounts receivable, net	$16,981	$13,265

Activity for the allowance for uncollectible accounts receivable is as follows:

	December 31,
(in thousands)	2017	2016	2015
Balance at beginning of period	$(785)	$(314)	$(114)
Provision for bad debt expense	(48)	(471)	(200)
Write-off	7	—	—

Balance at end of period	$(826)	$(785)	$(314)

4. Inventory, net

Inventory consisted of the following as of:

	December 31,
(in thousands)	2017	2016
Raw materials	$6,927	$4,928
Work in progress	179	—
Finished goods	3,036	2,509
Inventory	$10,142	$7,437

5. Property and equipment, net

Property and equipment, net consists of the following as of:

	December 31,
(in thousands)	2017	2016
Laboratory equipment	$8,137	$5,971
Leasehold improvements	3,885	3,199
Office equipment, furniture and fixtures	3,963	3,364
Software	2,526	1,479
Specialized shipping containers	3,303	2,655
Construction in progress	529	848
Property and equipment	22,343	17,516
Less accumulated depreciation	(13,276)	(9,723)
Property and equipment, net	$9,067	$7,793

For the years ended December 31, 2017, 2016 and 2015, the Company recorded depreciation expense of $3.3 million, $2.6 million and $2.0 million, respectively. Depreciation expense includes amortization of capital leases.

Depreciable lives range from three to ten years for laboratory equipment, office equipment, leasehold improvements, and furniture and fixtures and three years for software and specialized shipping containers.

For the years ended December 31, 2017 and 2016, there were no material capital leases, disposals or retirements.

6. Goodwill and intangible assets

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2017 (in thousands):

Balance at December 31, 2015	$45
Imugen acquisition (Note 17)	2,645
Immunetics acquisition (Note 17)	1,177
Impairment charge – Boulder goodwill	(43)
Foreign currency adjustment	(2)
Balance at December 31, 2016	3,822
Measurement period adjustments	145
Balance at December 31, 2017	$3,967

Acquired intangible assets consisted of the following as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount

Imugen technology - clinical		15		$5,100	$510	$4,590
Imugen customer relationships		10		1,400	210	1,190
Imugen trademarks / trade names		16		1,140	107	1,033

Immunetics technology – clinical		15		883	72	811
Immunetics customer relationships	5	-	11	130	14	116
Immunetics trade name		5		30	8	22

Other	5	-	10	692	605	87
Total				$9,375	$1,526	$7,849

	As of December 31, 2016
	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount

Imugen in-process research and development	Indefinite			$9,200	$—	$9,200
Imugen technology - clinical		15		5,100	170	4,930
Imugen customer relationships		10		2,700	135	2,565
Imugen trademarks / trade names		16		1,900	59	1,841

Immunetics in-process research and development	Indefinite			6,970	—	6,970
Immunetics technology – clinical		15		860	9	851
Immunetics customer relationships	5	-	11	400	11	389
Immunetics trade name		5		290	9	281
Immunetics grants		2		50	4	46

Other	5	-	10	632	518	114
Total				$28,102	$915	$27,187

The weighted average amortization period of our finite-lived intangible assets is 14 years. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $891,000, $435,000 and $92,000, respectively.  Amortization expense related to acquired intangible assets is estimated at $0.7 million per year for each of the years 2018 through 2021 and $0.6 million in 2022.

The acquisition of Immunetics was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the fourth quarter of 2016. In the second quarter of 2017, the Company finalized the accounting for the acquisition and recorded the following measurement period adjustments:

●	the fair value of the acquired inventory decreased by $45,000 with corresponding increases to the clinical technology asset of $22,500 and to goodwill of $22,500
●	the fair value of the acquired customer relationships decreased by $50,000 with a corresponding increase to goodwill
●	the fair value of the Immunetics trade name decreased by $130,000 with a corresponding increase to goodwill
●	a $58,000 decrease to goodwill due to changes in income tax expense

The impact on the consolidated statement of operations was a $44,000 reduction in cost of product revenue, a $26,000 reduction in sales and marketing expense and a $58,000 increase in income tax expense.

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

In mid-February, the Company received a complete response letter, or CRL, from FDA which raised a number of questions related to the Company’s submissions in the fourth quarter of 2017 in support of licensure for the Immunetics Babesia microti blood donor screening assay. Given FDA’s previous verbal comments to the Company, the CRL was unexpected and will delay licensure and commercialization of the assay. As a result, the Company recorded an impairment charge of $7.2 million to write off the intangible assets related to the assay including:

●	$7.0 million related to Immunetics IPR&D;
●	$166,000 related to the Immunetics trade name; and
●	$98,000 related to customer relationships.

7. Accrued liabilities

Accrued liabilities consist of the following as of:

	December 31,
(in thousands)	2017	2016
Employee related expenses	$6,162	$6,592
Royalties	1,419	4,423
Clinical trials	688	1,135
Other accrued liabilities	2,865	2,132
Total accrued liabilities	$11,134	$14,282

8. Loans payable

In June 2013, in conjunction with the lease for approximately 14,500 square feet of office space in Marlborough, Massachusetts, the Company received a payment of $582,000 from the landlord, representing approximately 80% of the cost to build-out the facility. In accordance with FASB Accounting Standards Codification 840, Leases, this reimbursement was recorded as a liability in loans payable and is being amortized over the life of the lease. At December 31, 2017, $77,000 is included in the balance sheet in current portion of loans payable and $159,000 is included in long-term portion of loans payable.

On October 4, 2016, the Company entered into an agreement with MidCap Financial Trust, or the MidCap agreement, that provided it with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provided the Company with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The Company has the intention and ability to extend the interest only period by at least six months. The MidCap agreement also provides the Company with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. The Company is also required to pay the lenders an unused line fee equal to 0.50% per annum of the average unused portion of the revolving line of credit. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

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

The Company is also subject to financial covenants customary to financings of this type, which require the Company to achieve quarterly targets based on trailing 12 months net revenue. As of December 31, 2017, the Company was in compliance with all its covenants.

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

The balance of the secured term loan due to MidCap as of December 31, 2017 is $30 million, and is recorded in the accompanying consolidated balance sheet, net of unamortized discount and debt issuance costs.

Future minimum payments required under the term loan and the revolving line of credit as of December 31, 2017 are as follows:

(in thousands)	Term Loan
2018	$—
2019	8,000
2020	12,000
2021	10,000
2022	—
Thereafter	—
Total minimum payments	$30,000

The Company classifies current maturities of long-term debt that are expected to be refinanced on a long-term basis as long-term as they do not require the use of current assets.

In addition to the MidCap term loan payments listed above, the Company is required to pay an exit fee of 6.0% of the aggregate principal amount of all term loan borrowings (currently equal to $1.8 million). The 6% exit fee of $1.8 million is being accreted to interest expense through the maturity of the Midcap loan.

The Company did not borrow under the revolving line of credit during 2016 or 2017.

9. Share capital

During 2017, 500,182 ordinary shares were issued upon the exercise of options. As of December 31, 2017, there were 36,183,293 ordinary shares authorized and 25,661,634 ordinary shares issued and outstanding.

On August 14, 2017, the Company entered into an underwriting agreement, or the Underwriting Agreement, with BTIG, LLC, as sole underwriter, relating to the issuance and sale of 2,500,000 ordinary shares, nominal value £0.006705 per share, at a price to the public of $16.05 per share, or the Offering, which resulted in approximately $39.3 million of net proceeds to the Company after deducting underwriting discounts and estimated offering expenses. The Offering closed on August 18, 2017.

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

10. Share option and equity incentive plans

The Company has issued share options since 2003, restricted shares since 2014 and RSUs since 2015 to incentivize employees and directors providing services to the Company. Currently, the Company maintains two equity compensation plans, the Amended and Restated 2008 Stock Incentive Plan and the 2013 Share Incentive Plan, or the Plans. With the adoption of the 2013 Share Incentive Plan, or the 2013 Plan. With the adoption of the 2013 Share Incentive Plan, the Company is no longer authorized to grant awards under the Amended and Restated 2008 Stock Incentive Plan.

In November 2013, in connection with the Company’s IPO, the Company adopted the 2013 Plan, which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan authorized the Company to grant up to 2,684,563 ordinary shares with such amount automatically increasing annually on each January 1st through January 1, 2023 by 4% of the number of shares outstanding on the close of business of the immediately preceding December 31st, provided that the Board of Directors may limit the increase to a smaller amount or to no increase in any given year. The 2013 Plan was amended in April 2017 to delete the provision that allows for yearly increases to the shares available for issuance under the Plan. At that time, the maximum number of shares available for future issuance was also capped at 2,684,563, which is the original amount of shares allocated for issuance under the 2013 Plan. At December 31, 2017, there were 1,944,534 shares available for future issuance under the 2013 Plan.

Under both the 2008 Plan and the 2013 Plan, share options, and only under the 2013 Plan, restricted shares and RSUs, have been granted to employees, officers and directors who provide services to the Company. Options generally vest based on the grantee’s continued service with the Company during a specified period following grant or, in rare instances, based on the achievement of performance or other conditions as determined by the Board of Directors, and expire after ten years. Option awards to employees generally vest monthly over a four year period. For options granted prior to 2015, the vesting percentage was generally 0% until the second anniversary of the vesting start date of the employee’s first option award under the 2008 Plan and either the second anniversary of the employee’s date of hire or the first day of the month following the second anniversary of the employee’s date of hire under the 2013 Plan. Effective in 2015, the Company began granting options that vest in equal parts over four years starting on the vesting start date. Generally, restricted shares and RSUs vest based on the grantees’ continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date.

The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted-average grant date fair value per share relating to share options granted under the Plans during the years ended December 31, 2017, 2016 and 2015 was $6.31, $4.53 and $6.33, respectively. Share-based compensation expense for restricted shares and RSUs is calculated based on the grant date market price of the shares and is also amortized on a straight-line basis over the requisite service period of the awards.

The fair value of each option granted under the Plans has been calculated on the date of grant using the following assumptions:

	2017	2016	2015
Expected dividend yield (%)	—	—	—
Expected volatility (%)	43.59	43.70	44.11
Risk-free interest rate (%)	1.98	1.53	1.66
Expected life of option (years)	6.20	6.16	6.19
Weighted-average share price ($)	14.06	10.29	14.15
Weighted-average exercise price ($)	14.06	10.29	14.15
Model used	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model

Expected dividend yield: The Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Expected volatility: As the Company operated as a private company until November 2013, there is not sufficient historical volatility for the expected term of the options. Therefore, in the first half of the year, the Company used an average share price volatility over a historical period equal in length to the expected term, based on an analysis of reported data for a peer group of comparable companies, which were selected based upon industry similarities. In the second half of the year, the Company used 75% of average share price volatility of the peer group companies and 25% of its own average share price volatility. The Company intends to increase the weighting of its own historical share price volatility in its volatility factor calculation by 25% each year until a sufficient amount of historical information regarding the volatility of its own share price becomes available.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2017, 2016 and 2015, a forfeiture rate of 5% was applied.

The following table illustrates the number of ordinary shares and weighted-average exercise prices, or WAEP, of, and movements in, share options during the year:

	Number of ordinary shares	WAEP
Outstanding as of January 1, 2017	2,849,780	$9.15
Granted	856,417	14.06
Exercised	(500,182)	1.12
Forfeited	(101,402)	15.22
Outstanding as of December 31, 2017	3,104,613	11.62
Vested or expected to vest as of December 31, 2017	3,011,237	$11.57
Exercisable as of December 31, 2017	1,625,320	$10.35

The following table illustrates the number of restricted shares and RSUs, and weighted-average fair value, or WAFV, of, and movements in, restricted shares and RSUs during the year:

	Number of ordinary shares	WAFV
Unvested balance as of January 1, 2017	329,465	$16.34
Granted	204,024	15.16
Cancelled	(11,451)	17.58
Vested	(103,520)	19.58
Unvested balance as of December 31, 2017	418,518	14.93

As of December 31, 2017, there was $6.7 million and $4.2 million of total unrecognized compensation cost related to unvested share options and unvested restricted shares and RSUs, respectively, granted under the Plans. The cost for unvested share options and unvested restricted shares and RSUs is expected to be recognized over weighted-average periods of 2.60 years and 2.53 years, respectively.

The aggregate intrinsic value of all share options outstanding under the Plans as of December 31, 2017 and 2016 was $10.7 million and $19.2 million, respectively. The aggregate intrinsic value of share options that were exercisable under the Plans as of December 31, 2017 and 2016 was $8.8 million and $15.6 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, current and former employees of the Company exercised a total of 500,182, 85,943 and 41,222 share options, respectively, resulting in total proceeds of $561,000 during 2017, $76,000 during 2016 and $20,000 during 2015. The intrinsic value of share options exercised during the years ended December 31, 2017, 2016 and 2015 was $7.2 million, $1.0 million and $0.5 million, respectively. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the Plans described above.

A summary of the activity of the Company’s unvested share options is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of December 31, 2016	1,178,602	$5.61
Granted	856,417	6.31
Vested	(491,702)	6.14
Forfeited	(64,024)	7.02
Balance as of December 31, 2017	1,479,293	5.83

The total fair value of shares vested for the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $2.9 million and $1.9 million, respectively.

The impact on the Company’s results of operations from share-based compensation for the years ended December 31, 2017, 2016 and 2015, was as follows:

(in thousands)	2017	2016	2015
Cost of revenue	$173	$57	$529
Research and development	766	548	86
Sales and marketing	1,913	1,725	1,045
General and administrative	3,012	2,689	1,825
Total share-based compensation	$5,864	$5,019	$3,485

For the year ended December 31, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares and RSUs of approximately $3.6 million and $2.2 million, respectively. For the year ended December 31, 2016, the Company incurred shared-based compensation expense related to share options, and restricted shares and RSUs of approximately $3.2 million and $1.8 million, respectively. For the year ended December 31, 2015, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $2.4 million and $1.1 million, respectively.

11. Net loss per ordinary share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share:

	Year ended December 31,
($ in thousands)	2017	2016	2015
Numerator:
Net loss	$(32,885)	$(22,349)	$(24,478)

Denominator:
Weighted-average ordinary shares outstanding-basic	23,757,902	22,353,713	21,781,933
Dilutive effect of ordinary share equivalents resulting from ordinary share options, unvested restricted shares and RSUs	—	—	—
Weighted-average ordinary shares outstanding-diluted	23,757,902	22,353,713	21,781,933

The following numbers of outstanding ordinary share options, restricted shares and RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year ended December 31,
	2017	2016	2015
Options to purchase ordinary shares	878,242	1,065,655	1,108,240
Unvested restricted shares and RSUs	418,518	329,465	366,739

12. Income taxes

The components of loss before income taxes are as follows for the years ended December 31:

(in thousands)	2017	2016	2015
Domestic (United Kingdom)	$18,171	$(730)	$1,400
Foreign (United States)	(49,422)	(25,393)	(25,732)
Loss before income taxes	$(31,251)	$(26,123)	$(24,332)

The components for the income tax (expense) benefit are as follows for the years ended December 31:

(in thousands)	2017	2016	2015
Current:
Federal	$—	$—	$—
U.K.	—	—	—
Japan	(14)	(85)	(116)
China	(39)	(12)	—
State	(46)	(51)	(30)
Total current provision	(99)	(148)	(146)
Deferred:
Federal	—	752	—
U.K.	(1,535)	2,630	—
State	—	540	—
Total deferred (expense) benefit	(1,535)	3,922	—
Income tax (expense) benefit	$(1,634)	$3,774	$(146)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s effective income tax rate differs from the statutory domestic (United Kingdom) income tax rate as follows for the years ended December 31:

	2017	2016	2015
Income tax rate	19.3%	20.0%	20.3%
U.K. research and development credit	1.5	1.8	1.3
Effect of U.S. tax reform – Federal tax rate change	(68.6)	—	—
Permanent items	5.8	(1.8)	(1.0)
Other	3.7	(0.3)	(0.1)
Effect of foreign tax rate differential	33.2	16.8	10.7
Valuation allowance	(0.2)	(22.1)	(31.7)
Effective income tax rate	(5.3)%	14.4%	(0.5)%

The Company is headquartered in the United Kingdom and the effective U.K. corporate tax rate for the years ended December 31, 2017, 2016 and 2015 was 19.3%, 20.0%, 20.3%, respectively. The U.S. federal corporate tax rate was 34% for the years ended December 31, 2017, 2016 and 2015. The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company remains subject to examination by various tax authorities for tax years 2014 through 2017. With a few exceptions, the Company is no longer subject to examinations by tax authorities for the tax years 2013 and prior. However, net operating losses from the tax years 2013 and prior would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

The United Kingdom’s Summer Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company has adopted a 17% tax rate in respect of the deferred tax disclosures, reflecting the anticipated timing of the unwinding of the deferred tax balances.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows for the years ended December 31:

(in thousands)	2017	2016

Deferred tax assets:
Long term deferred tax assets:
U.S. federal net operating losses	$33,713	$42,165
State net operating loss (net of federal)	8,450	5,198
U.S. federal research and development credit	587	273
U.K. net operating loss	1,894	2,419
Share options	2,611	1,884
Accrued liabilities	393	526
Intangible assets	2,392	—
State credits	377	85
Other	167	—
Total deferred tax assets	50,584	52,550
Valuation allowance	(48,098)	(46,473)
Total deferred tax assets	$2,486	$6,077

Deferred tax liabilities:
Long term deferred tax liabilities:
Other assets	$—	$(29)
Intangible assets	—	(3,418)
Total deferred tax liabilities	$—	$(3,447)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted. This tax reform legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% effective on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. This results in a decrease in the company’s net deferred tax asset and corresponding valuation allowance of $21.4 million. As the Company maintains a full valuation allowance against its net deferred tax asset position in the United States, this revaluation does not result in an income tax expense or benefit in the current period. The other provisions of the TCJA did not have a material impact on the 2017 consolidated financial statements.

For the years ended December 31, 2017 and 2016, the Company had United Kingdom Net Operating Losses (U.K. NOLs) of $11.1 million and $14.2 million, respectively. U.S. federal net operating loss carry forwards for the years ended December 31, 2017 and 2016 were $160.5 million and $125.3 million, respectively. U.S. State net operating loss carryforwards for the years ended December 31, 2017 and 2016 were $154.9 million and $112.5 million, respectively.

The U.S. federal and state net operating loss carryforwards begin to expire in 2027 and 2017, respectively and the U.K. NOLs can be carried forward indefinitely.

For the year ended December 31, 2017, the Company continues to recognize its deferred tax assets in the U.K related to OI Limited. The Company has determined that it is more likely than not that this asset of $2.5 million will be realized in the future. The Company continues to record a full valuation allowance against all other net deferred tax assets since it is not more likely than not that these amounts will be realized.

The following table reflects the rollforward of the Company’s valuation allowance:

(in thousands)	2017	2016	2015
Beginning of year (January 1)	$46,473	$43,076	$35,361
Increase in valuation allowance	1,625	3,397	7,715
End of year (December 31)	$48,098	$46,473	$43,076

The Company reviewed its historical tax filings and tax positions and has determined no material uncertain tax positions exist at December 31, 2017 and 2016. The Company continues to monitor its tax filings and positions.

The Company generates research and development credits in the United Kingdom which are refundable if a current year loss is incurred. In the United Kingdom for the year ended December 31, 2017, no amounts were reimbursed for research and development tax credits.

The SEC staff issued SAB 118 which allowed the Company to record provisional amounts for the impact of the TCJA during a measurement period which is similar to the measurement period used when accounting for business combinations. At December 31, 2017, the Company made a reasonable estimate of the effects of the TCJA on our existing deferred tax balances. The final impact of the TCJA may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and guidance that may be issued.

13. Intellectual property—license agreements

The Company entered into three license agreements by which it has secured certain patent rights that are necessary to make, use and sell the T-SPOT.TB test. In November 2013, one of these license agreements, with Oxford Innovation, was terminated in connection with the assignment by Oxford Innovation to the Company of certain intellectual property rights. The Company has ongoing obligations to make certain payments to Oxford Innovation while the assigned patents remain in force in certain countries.

On June 30, 2017, we entered into a Release and Settlement Agreement, or the Settlement Agreement, with Statens Serum Institut, or SSI, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI.

The Company’s existing license agreements related to its T-SPOT.TB test, as well as its previous license from Oxford Innovation, are generally exclusive in the stated field, cover a worldwide territory, are royalty-bearing and give the Company the right to grant sublicenses. The Company has minimum royalty obligations under each existing license agreement, which continue so long as patents licensed under the agreement remain unexpired. The minimum contractual royalty payments, including ongoing minimum payment obligations to Oxford Innovation after December 31, 2017 are set forth in the license agreements and supplier purchase obligations table in Note 15. Commitments and contingencies, to these consolidated financial statements.

The Company incurs royalties under each existing license agreement, has incurred royalties under the Oxford Innovation license agreement, and will incur continuing payment obligations to Oxford Innovation that are treated as royalties in these financial statements, based on its product and service revenue. The aggregate royalty expense relating to the three license agreements amounted to $4.5 million, $6.8 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company paid other license-related expenses, including patent prosecution expenses, milestone payments and assignment fees due to these licensors, amounting to $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate royalty rate paid by the Company in the years ended December 31, 2017, 2016 and 2015, as a percentage of the gross product and service revenue of the Company, was 4%, 8% and 8%, respectively.

14. Employee benefit plans

In the United States, the Company has adopted a defined contribution plan (the U.S. Plan) which qualifies under Section 401(k) of the Internal Revenue Code. All U.S. employees of the Company who have attained 21 years of age are eligible for participation in the U.S. Plan upon employment. The effective date of the U.S. Plan was January 1, 2008. Under the U.S. Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company began matching employee contributions as of July 1, 2016 and paid $0.6 million and $0.2 million in matching contributions in the years ended December 31, 2017 and 2016, respectively.

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. The U.K. Plan allows all U.K. employees to contribute a minimum of 5% of salary with no maximum limit. The contribution is matched by the Company, up to a maximum of 5% of salary. The Company paid to the U.K. Plan $0.6 million in contributions in the year ended December 31, 2017, $0.6 million in the year ended December 31, 2016 and $0.7 million in 2015.

15. Commitments and contingencies

Operating leases

At December 31, 2017, the Company leases facilities under six non-cancelable operating leases, with terms that expire between 2018 and 2025. The Company leases office, storage/warehouse, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire on January 31, 2025 (with respect to the storage/warehouse facility) and June 11, 2019. On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. In August 2015, the Company entered into a lease amendment for this location to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment expanded the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. The Company will have an option to extend the lease for one additional term of five years. In addition, the Company leases laboratory space in Memphis, Tennessee, which lease is due to expire on December 31, 2021. The Company has an option to extend the lease for two additional terms of five years each. The two laboratory facilities acquired in 2016 are located in Norwood and Boston, Massachusetts. The Company currently leases approximately 58,000 square feet of space in Norwood and approximately 18,000 square feet in Boston. The Norwood lease expires in 2023, while the Boston lease expires in 2018. The Company’s current rent under the Norwood lease is $975,000 annually, subject to annual increases. The Company’s current rent under the Boston lease is $263,000 annually.

Future minimum lease payments required under the non-cancelable operating leases in effect as of December 31, 2017 are as follows:

(in thousands)	December 31, 2017
2018	$1,957
2019	1,595
2020	1,429
2021	664
2022	68
Thereafter	142
Total minimum lease payments	$5,855

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled $2.5 million, $1.4 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Purchase commitments

The Company has license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by the Company for access to certain technologies. In addition, the Company pays royalties as a percent of revenue as described in Note 13. Intellectual property—license agreements, to these consolidated financial statements. In addition, the Company has outstanding purchase obligations to its suppliers.

Future minimum payments required under license agreements and supplier purchase obligations in effect as of December 31, 2017 are as follows:

(in thousands)	License agreements	Supplier purchase obligations	Total
2018	$90	$5,356	$5,446
2019	77	—	77
2020	27	—	27
2021	2	—	2
2022	2	—	2
Thereafter	2	—	2
Total minimum payments	$200	$5,356	$5,556

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

16. Geographic revenue and long-lived assets distribution

The Company is domiciled in the United Kingdom and operates in three geographies: the United States, Europe and the Rest of the World (ROW), and Asia. Following is geographical information regarding the Company’s revenues for the years ended December 31, 2017, 2016 and 2015 and the Company’s long-lived assets as of December 31, 2017 and 2016.

	Revenue			Long-lived assets
	Years ended December 31,			As of December 31,
(in thousands)	2017	2016	2015	2017	2016
United States	$64,067	$49,462	$31,362	$7,374	$6,625
United Kingdom	3,041	2,620	2,836	1,487	922
Europe and ROW (excluding United Kingdom)	5,095	4,368	4,231	132	139
Europe and ROW	8,136	6,988	7,067	1,619	1,061
Asia	30,877	29,628	24,353	74	107
Total	$103,080	$86,078	$62,782	$9,067	$7,793

China represented approximately 46%, 44% and 46% of Asia revenue in 2017, 2016 and 2015, respectively. Japan represented approximately 51%, 55% and 53% of Asia revenue in 2017, 2016 and 2015, respectively.

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

There was no evidence of any goodwill impairment at December 31, 2017 and there were no goodwill impairment charges during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company incurred transaction costs of $475,000 associated with the acquisition of Imugen that were recorded within general and administrative expense in the statement of operations.

Actual results of operations for the year ended December 31, 2016 acquired from Imugen are included in the consolidated financial statements from the date of the acquisition, including revenues in the amount of $7.0 million and income from operations of $730,000, not including transaction costs.

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

Total consideration consisted of $6.0 million in cash and up to an additional $6.0 million in cash payable on the achievement of certain revenue thresholds and pipeline related milestones over the next three years. Approximately $400,000 of the purchase price is being held by the Company for a period of eighteen months from the closing date to serve as security for potential indemnification claims. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy and the fair value was estimated to be $3.4 million on the date of acquisition based on significant assumptions, including the probabilities of milestone occurrence, the expected timing of milestone payments, and a discount rate of 4.4%. Such liability is adjusted to fair value at each reporting date, with the adjustment reflected in general and administrative expenses. See Note 2. Fair value measurement, for information pertaining to changes in the fair value of this liability.

The acquisition of Immunetics was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the fourth quarter of 2016. In the second quarter of 2017, the Company finalized the accounting for the acquisition and recorded the following measurement period adjustments:

●	the fair value of the acquired inventory decreased by $45,000 with corresponding increases to the clinical technology asset of $22,500 and to goodwill of $22,500
●	the fair value of the acquired customer relationships decreased by $50,000 with a corresponding increase to goodwill
●	the fair value of the Immunetics trade name decreased by $130,000 with a corresponding increase to goodwill
●	goodwill decreased by $58,000 due to changes in deferred taxes

The impact on the consolidated statement of operations was a $44,000 reduction in cost of product revenue, a $26,000 reduction in sales and marketing expense and a $58,000 increase in income tax expense.

The Company paid approximately $655,000 in transaction costs associated with this transaction, which is included in general and administrative expense in the statement of operations for the year ended December 31, 2016.

Total consideration was (in thousands):

Cash consideration	$6,000
Estimated fair value of contingent consideration	3,444
Total consideration transferred	$9,444

The table below summarizes the final purchase price allocation for the Immunetics acquisition (in thousands):

Assets acquired:
Cash	$285
Accounts receivable, net	347
Inventory, net	375
Prepaid expenses and other assets	199
Property and equipment	787
In-process research and development	6,970
Customer relationships	350
Trade name	160
Technology – clinical	883
Grants	50
Total assets acquired	10,406

Liabilities assumed:
Accounts payable	(319)
Accrued liabilities	(739)
Other liabilities	(1,226)
Total liabilities assumed	(2,284)

Net assets acquired	8,122
Add: Goodwill	1,322
Total consideration transferred	$9,444

On the date of the acquisition, the fair value of acquired intangible assets was determined to be $8.4 million using primarily the excess earnings method with significant inputs that are not observable, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and discount rate rates ranging between 21.6% and 60.2%, depending on the levels of risk inherent in the various intangible assets. We consider these intangible assets to be Level 3 fair value assets due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Goodwill of approximately $1.3 million represents the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and identifiable intangible assets and represents the expected benefits of the transaction, which relate to an increase in future revenues for the Company as a result of leveraging Immunetics’ systems and expertise of its employees. The goodwill is also related to the knowledge and experience of the workforce in place. Goodwill is an indefinite-lived intangible asset and is not amortized. Rather, it is reviewed for impairment at least annually. There was no evidence of any goodwill impairment at December 31, 2016 and 2017 and there were no impairment charges during the quarter ended December 31, 2016 and during the year ended December 31, 2017. The goodwill recognized is not deductible for tax purposes.

Due to a mid-February CRL from FDA regarding the Company’s fourth quarter 2017 submissions in relation to its biologics license application for the Immunetics Babesia microti blood donor screening assay, the Company recorded an impairment charge of $7.2 million to write-off the related intangible assets.

Actual results of operations for the year ended December 31, 2016 acquired from Immunetics are included in the consolidated financial statements from the date of the acquisition, including revenues in the amount of $392,000 and loss from operations of $813,000, not including transaction costs.

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

18. Restructuring

During the third quarter of 2017, the Company’s management committed to a plan to terminate various government grants that were acquired as part of the acquisition of Immunetics. As a result, the Company terminated 15 employees during the fourth quarter of 2017 and recorded restructuring charges of $169,000 in research and development expense and $13,000 in general and administrative expense.

A summary of these charges and payments made to date are included in the below table. Accrued restructuring costs at December 31, 2017 are included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Severance
Balance at December 31, 2016	$—
Charge for restructuring	182
Payments	108
Balance at December 31, 2017	$74

In addition to the items listed above, the Company recorded charges in the third quarter of 2017 of $28,000 to write-off equipment having no future benefit to the Company and $26,000 to write-off the unamortized balance of the grant intangible.

19. Settlement expense

Settlement expense of $10.0 million, relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from the Company’s previous license agreement. The terms of the Settlement Agreement are confidential.

20. Litigation settlement income

In December 2017, as part the settlement of the Company’s patent infringement action, the Company received a one-time, lump sum payment of $27.5 million from Qiagen.. The income from the settlement was recorded as a separate item in the other income (expense) section of the Company’s consolidated statement of operations. See “Legal Proceedings” for more information.