Form 10-Q
period 2018-03-31
Oxford Immunotec Global PLC
filed 2018-05-01
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐    No ☒

As of April 25, 2018, there were 25,881,152 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

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

You should refer to Part I, Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. As used in this Quarterly Report, the words “Company,” “we,” “us” and “our” refer to Oxford Immunotec Global PLC, a public limited company incorporated under the laws of England and Wales.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,246	$90,332
Accounts receivable, net	16,900	16,981
Inventory, net	10,909	10,142
Prepaid expenses and other assets	4,568	3,027
Total current assets	109,623	120,482
Restricted cash, non-current	200	200
Property and equipment, net	9,239	9,067
Goodwill	3,967	3,967
Other intangible assets, net	7,689	7,849
Deferred tax asset	2,915	2,486
Other assets	184	185
Total assets	$133,817	$144,236

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,323	$6,842
Accrued liabilities	8,564	11,134
Settlement liability	4,581	4,342
Deferred income	32	36
Current portion of loans payable	93	91
Total current liabilities	19,593	22,445
Long-term portion of loans payable	30,020	29,904
Settlement liability	4,106	3,894
Other liabilities	486	364
Total liabilities	54,205	56,607

Commitments and contingencies (Notes 2 and 11)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at March 31, 2018 and December 31, 2017, and 25,875,358 and 25,661,634 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	271	269
Additional paid-in capital	296,363	294,613
Accumulated deficit	(211,867)	(201,541)
Accumulated other comprehensive loss	(5,155)	(5,712)
Total shareholders’ equity	79,612	87,629
Total liabilities and shareholders’ equity	$133,817	$144,236

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2018	2017
Revenue:
Product	$7,935	$8,386
Service	13,435	13,119
Total revenue	21,370	21,505
Cost of revenue:
Product	2,574	3,245
Service	8,016	7,252
Total cost of revenue	10,590	10,497
Gross profit	10,780	11,008
Operating expenses:
Research and development	3,744	3,805
Sales and marketing	9,405	9,640
General and administrative	6,928	6,876
Change in fair value of contingent purchase price consideration	—	(2,357)
Settlement expense	207	—
Total operating expenses	20,284	17,964
Loss from operations	(9,504)	(6,956)
Other expense:
Interest expense, net	(604)	(823)
Foreign exchange losses	(103)	(106)
Other expense	(52)	(140)
Loss before income taxes	(10,263)	(8,025)
Income tax expense	(63)	(47)
Net loss	$(10,326)	$(8,072)
Net loss per ordinary share—basic and diluted	$(0.40)	$(0.36)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	25,718,910	22,533,531

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Net loss	$(10,326)	$(8,072)

Other comprehensive income:
Foreign currency translation adjustment, net of taxes	557	219
Other comprehensive income, net of taxes	557	219
Total comprehensive loss	$(9,769)	$(7,853)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(10,326)	$(8,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,133	1,003
Change in fair value of contingent purchase price consideration	—	(2,357)
Accretion and amortization of loan fees	140	149
Share-based compensation expense	1,824	1,326
Deferred income taxes	43	—
Changes in operating assets and liabilities:
Accounts receivable, net	296	(3,573)
Inventory, net	(490)	(806)
Prepaid expenses and other assets	(1,473)	(1,406)
Accounts payable	(624)	522
Accrued liabilities	(2,455)	(1,424)
Net cash used in operating activities	(11,932)	(14,638)
Cash flows from investing activities
Purchases of property and equipment	(1,118)	(1,301)
Net cash used in investing activities	(1,118)	(1,301)
Cash flows from financing activities
Proceeds from exercise of share options	84	59
Payments of tax withheld on vesting of restricted share units	(156)	(186)
Payments on loan	(22)	(21)
Net cash used in financing activities	(94)	(148)
Effect of exchange rate changes on cash and cash equivalents	58	110
Net decrease in cash, cash equivalents, and restricted cash	(13,086)	(15,977)
Cash, cash equivalents, and restricted cash at beginning of period	90,532	59,310
Cash, cash equivalents, and restricted cash at end of period	$77,446	$43,333

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at March 31, 2018, the results of operations for the three-month periods ended March 31, 2018 and 2017, and the cash flows for the three-month periods ended March 31, 2018 and 2017. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2017, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2017 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2018, or the Company’s 2017 Form 10-K.

Cash, cash equivalents, and restricted cash

We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea.

Restricted cash is pledged as collateral for procurement cards issued by a U.S. commercial bank.

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$77,246	$90,332
Restricted cash, non-current	200	200
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$77,446	$90,532

Revenues

The Company’s revenues include product and service revenues. Product revenue from diagnostic test kit sales and related accessories is recognized at a point in time based upon contractual rates. Service revenue from tests performed on samples sent by direct billing customers is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer. Revenue from tests paid by third-party payors in the U.S. includes variable consideration, which is estimated using the expected value method based on the Company’s historical collection experience. See Note 2 for disaggregation of revenue by type, indication and geography.

As of March 31, 2018, accounts receivables related to products and services were $16.9 million. For the three months ended March 31, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2018. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations is not material.

The remainder of the significant accounting estimates and policies used in preparation of the consolidated financial statements is disclosed in Note 1 to the consolidated financial statements in the Company’s 2017 Form 10-K remain unchanged.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company has included the disclosures required by ASU 2014-09 above.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 retrospectively as of January 1, 2018. The adoption of ASU 2016-15 has not had a material impact on the Company’s statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, or ASU 2016-16. The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The Company adopted ASU 2016-16 retrospectively as of January 1, 2018. The adoption of ASU 2016-16 has not had a material impact on the Company’s financial position, results of operations or related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 retrospectively as of January 1, 2018. The adoption of ASU 2016-18 has not had a material impact on the Company’s statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 prospectively as of January 1, 2018. The adoption of ASU 2017-01 has not had a material impact on the Company’s financial position, results of operations or related disclosures.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting of a share-based payment award. The guidance should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 prospectively as of January 1, 2018. The adoption of ASU 2017-09 has not had a material impact on the Company’s financial position, results of operations or related disclosures.

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating ASU 2017-04, but does not expect its adoption to have a material impact on the Company’s financial position, results of operations or related disclosures.

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

2. Revenue

The following table presents the Company’s revenues disaggregated by type:

	Quarter ended March 31,
(in thousands, except percentages)	2018	2017

Revenue
Product	$7,935	$8,386
Service	13,435	13,119
Total revenue	$21,370	$21,505

The following table presents the Company’s revenues disaggregated by indication:

	Quarter ended March 31,
(in thousands, except percentages)	2018	2017

Revenue
Tuberculosis	$18,837	$18,542
Tick-borne disease and other	2,533	2,963
Total revenue	$21,370	$21,505

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Quarter ended March 31,
(in thousands, except percentages)	2018	2017

Revenue
United States	$13,393	$13,536
Europe and ROW	2,240	1,806
Asia	5,737	6,163
Total revenue	$21,370	$21,505

3. Fair value measurement

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amount of certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued liabilities approximate fair value due to their short term nature.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.

The Company has a term loan outstanding with MidCap Financial Trust, or the MidCap agreement. The amount outstanding on the MidCap agreement is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the MidCap agreement as of March 31, 2018, based upon current market rates for similar borrowings, as measured using Level 2 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

4. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	March 31, 2018	December 31, 2017
Accounts receivable	$17,928	$17,807
Less allowance for uncollectible accounts receivable	(1,028)	(826)
Accounts receivable, net	$16,900	$16,981

5. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$6,783	$6,927
Work in progress	330	179
Finished goods	3,796	3,036
Inventory, net	$10,909	$10,142

6. Goodwill and acquired intangible assets

The carrying amount of goodwill reflected in the Company’s condensed consolidated balance sheets was $4.0 million at March 31, 2018 and December 31, 2017 and was recorded in conjunction with the 2016 acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics.

Acquired intangible assets consisted of the following as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen technology - clinical		15		$5,100	$595	$4,505
Imugen customer relationships		10		1,400	245	1,155
Imugen trademarks / trade names		16		1,140	125	1,015

Immunetics technology - clinical		15		883	86	797
Immunetics customer relationships		11		130	17	113
Immunetics trade name		5		30	9	21

Other	5	-	10	718	635	83
Total				$9,401	$1,712	$7,689

	As of December 31, 2017
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen technology - clinical		15		$5,100	$510	$4,590
Imugen customer relationships		10		1,400	210	1,190
Imugen trademarks / trade names		16		1,140	107	1,033

Immunetics technology - clinical		15		883	72	811
Immunetics customer relationships		11		130	14	116
Immunetics trade name		5		30	8	22

Other	5	-	10	692	605	87
Total				$9,375	$1,526	$7,849

The weighted average amortization period of our definite-lived intangible assets is 14 years. Amortization expense related to acquired intangible assets is estimated at $0.7 million per year for each of the years 2018 through 2020 and $0.6 million in 2021 and 2022.

7. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2018	December 31, 2017
Employee related expenses	$4,714	$6,162
Clinical trials	551	688
Royalties	335	1,419
Other accrued liabilities	2,964	2,865
Total accrued liabilities	$8,564	$11,134

8. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Cost of revenue	$12	$43
Research and development	288	160
Sales and marketing	615	425
General and administrative	909	698
Total share-based compensation	$1,824	$1,326

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

During the three month-period ended March 31, 2018, the Company granted to certain employees 684,131 share options with exercise prices ranging from $10.93 to $13.24 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three month-period ended March 31, 2018 was $6.11 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended March 31, 2018, the Company awarded to certain employees 117,426 RSUs with a weighted average grant date fair value of $13.24 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month-period ended March 31, 2018, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $985,000 and $839,000, respectively. For the three-month period ended March 31, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $784,000 and $542,000, respectively.

As of March 31, 2018, there was $9.8 million and $4.9 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 3 years for both share options and RSUs.

9. Share capital

During the first three months of 2018, the Company issued 166,127 ordinary shares upon the exercise of options and 47,597 ordinary shares were issued upon the vesting of RSUs.

10. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended March 31,
	2018	2017
Options to purchase ordinary shares	508,618	1,186,335
Unvested restricted shares	—	63,438
Unvested RSUs	405,527	262,872

11. Lease commitments

In March 2018, the Company entered into an agreement relating to its location in Norwood, Massachusetts to bifurcate its existing lease for two adjacent facilities into two separate leases, as one of the facilities was being sold to a new owner. The first of the two leases, which is referred to as the “315 Lease”, relates to about 18,000 rentable square feet within a larger facility. The escalating monthly base rental payments on the 315 Lease over the lease term will range from $32,000 per month to $35,000 per month and the term currently extends through September 30, 2018.

The second lease, which extends through March 31, 2023, is referred to as the “320 Lease” and relates to a building containing about 39,000 rentable square feet. The escalating monthly base rental payments on the 320 Lease over the lease term will range from $67,000 per month to $83,000 per month. The Company will have two options to extend the lease term, each for a five-year period.

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

The following table provides a rollforward of the liability balance for this restructuring. Accrued restructuring costs at December 31, 2017 and March 31, 2018 were included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Severance
Balance at December 31, 2017	$74
Payments	(44)
Balance at March 31, 2018	$30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Company’s 2017 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

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

Our first product is our proprietary T-SPOT®.TB test, which is used to test for tuberculosis, or TB, infection and leverages our T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. Interferon-gamma release assays, or IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in over 30 countries, including the United States, several European countries and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT 1, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland, Germany, France and South Korea. We have also established the cost-effectiveness of our test in several published studies.

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

Our third product line is a series of assays for use in screening blood for the parasite Babesia microti which causes babesiosis. Babesiosis is a tick-borne disease characterized by a wide spectrum of clinical manifestations that range from asymptomatic to severe acute or even fatal illness. The disease is generally mild to moderate in children and young healthy adults, but it is more severe in neonates, the elderly and immunocompromised individuals such as those undergoing treatment for cancer. While it is primarily transmitted through a tick bite, babesiosis can also be transmitted by blood transfusion. In fact, transfusion-transmitted babesiosis is responsible for the highest percentage (31%) of transfusion-related infectious fatalities reported to the FDA in transfusion recipients and Babesia microti is the highest ranking pathogen in the U.S. transmitted by blood transfusion for which no licensed donor screening is available. The transmission risk of Babesia microti is comparable to the transmission risk of HIV, HBV, and HCV prior to the implementation of routine blood screening programs for these pathogens. Screening of blood products for Babesia microti, therefore, has become a priority for the FDA. We are developing three assays for use in screening the U.S. blood supply for Babesia microti, and received FDA approval in March 2018 for two of our assays. Our third assay remains under review by the FDA.

1 CPT is a registered trademark of the American Medical Association.

Our T-SPOT.CMV test is a part of our fourth product line focused on the transplantation market. The test utilizes our T-SPOT technology platform and is an LDT performed in our CLIA certified, CAP accredited laboratory in Tennessee. The T-SPOT.CMV test is also CE marked as a kit in the European Union. The T-SPOT.CMV test measures the strength of a patient’s cellular immune response to antigens specific to cytomegalovirus, or CMV, and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. We continue to take a measured approach to market introduction of this test as we continue to evaluate the final results of our two pivotal clinical studies involving this test.

In addition to our existing product lines, we continue to pursue development programs to enhance our TB and tick-borne disease and other product offerings. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

We have incurred significant losses from inception and as of March 31, 2018 had an accumulated deficit of $211.9 million. We anticipate that our operating losses may continue for the foreseeable future as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the three months ended March 31, 2018 was $21.4 million and for the three months ended March 31, 2017 was $21.5 million. Our net loss for the three months ended March 31, 2018 was $10.3 million and for the three months ended March 31, 2017 was $8.1 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for $18.8 million of our revenue in the first quarter of 2018. We also generate revenue from sales of tick-borne disease and other tests via our direct sales force and also through distributors. During the first quarter of 2018 these tests accounted for revenue of $2.5 million.

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

Our U.S. business derived 94% and 92% of its revenue from our service offering, as opposed to kit sales, for the three months ended March 31, 2018 and 2017, respectively. These results reflect our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, U.S. results include revenue from our portfolio of tick-borne disease tests. For certain customers, we receive payment from customers according to pre-negotiated rates. For other customers we seek third party reimbursement. U.S. results also include revenue from our C6 Lyme ELISA kits, which is included in product revenue. Our C6 Lyme ELISA kits are sold to customers at pre-negotiated rates.

Outside the U.S., we derived 90% and 91% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for the three months ended March 31, 2018 and 2017, respectively. For the majority of our customers outside the U.S., we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

Revenue by type

By type, total revenues were as summarized in the table below.

	Three months ended March 31,
(in thousands)	2018	2017
Revenue
Product	$7,935	$8,386
Service	13,435	13,119
Total revenue	$21,370	$21,505

Revenue by indication

By indication, total revenues were as summarized in the table below.

	Three months ended March 31,
(in thousands)	2018	2017
Revenue
Tuberculosis	$18,837	$18,542
Tick-borne disease and other	2,533	2,963
Total revenue	$21,370	$21,505

Revenue by geography

We have a direct sales force in the U.S., certain European countries and Japan and market development personnel in China and South Korea. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies.

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total revenue, based on the billing address of our customers.

	Three months ended March 31,
(in thousands, except percentages)	2018		2017
Revenue
United States	$13,393	63%	$13,536	63%
Europe and ROW	2,240	10%	1,806	8%
Asia	5,737	27%	6,163	29%
Total revenue	$21,370	100%	$21,505	100%

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

During the three months ended March 31, 2018 and 2017, our cost of revenue represented 50% and 49%, respectively, of our total revenue.

	Three months ended March 31,
(in thousands)	2018	2017
Cost of revenue
Product	$2,574	$3,245
Service	8,016	7,252
Total cost of revenue	$10,590	$10,497

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 50% and 51% for the three months ended March 31, 2018 and 2017, respectively.

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

During each of the three month periods ended March 31, 2018 and 2017, our research and development expenses represented 18% of our total revenue.

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

During the three-month periods ended March 31, 2018 and 2017, our sales and marketing expenses represented 44% and 45%, respectively, of our total revenue.

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

During each of the three months ended March 31, 2018 and 2017, our general and administrative expenses represented 32% of our total revenue.

Interest expense, net

Interest expense, net mainly relates to our October 4, 2016 MidCap agreement, that provides us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million. To date, we have not borrowed under the revolving line of credit.

Foreign exchange gains (losses)

Foreign exchange (losses) gains largely result from U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the United States, China and South Korea are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Results of operations

Comparison of three months ended March 31, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended March 31,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$7,935	37%	$8,386	39%	$(451)	(5)%
Service	13,435	63%	13,119	61%	316	2%
Total revenue	21,370	100%	21,505	100%	(135)	(1)%
Cost of revenue:
Product	2,574	12%	3,245	15%	(671)	(21)%
Service	8,016	38%	7,252	34%	764	11%
Total cost of revenue	10,590	50%	10,497	49%	93	1%
Gross profit	10,780	50%	11,008	51%	(228)	(2)%
Operating expenses:
Research and development	3,744	18%	3,805	18%	(61)	(2)%
Sales and marketing	9,405	44%	9,640	45%	(235)	(2)%
General and administrative	6,928	32%	6,876	32%	52	1%
Change in fair value of contingent purchase price consideration	—	0%	(2,357)	(11)%	2,357	(100)%
Settlement expense	207	1%	—	0%	207	N/M
Total operating expenses	20,284	95%	17,964	84%	2,320	13%
Loss from operations	(9,504)	(44)%	(6,956)	(32)%	(2,548)	37%
Interest expense, net	(604)	(3)%	(823)	(4)%	219	(27)%
Foreign exchange losses	(103)	(0)%	(106)	(0)%	3	(3)%
Other expense	(52)	(0)%	(140)	(1)%	88	(63)%
Loss before income taxes	(10,263)	(48)%	(8,025)	(37)%	(2,238)	28%
Income tax expense	(63)	(0)%	(47)	(0)%	(16)	34%
Net loss	$(10,326)	(48)%	$(8,072)	(38)%	$(2,254)	28%

Revenue

Revenue declined slightly to $21.4 million for the three months ended March 31, 2018 compared to $21.5 million for the same period in 2017.

U.S. revenue declined slightly to $13.4 million for the three months ended March 31, 2018, compared to the same period in 2017, driven largely by tick-borne disease and other revenue of $2.5 million in 2018, compared to $3.0 million in 2017.

Asia revenue declined by 7% to $5.7 million for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to the timing of shipments to China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have decreased by 9%. Europe and ROW revenue increased 24% to $2.2 million for the three months ended March 31, 2018, compared to the same period in 2017, due to strong TB sales and the additional contribution from the sale of Lyme kits. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 9% in 2018 compared to 2017.

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

By revenue type, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Product	$7,935	$8,386	$(451)	(5)%
Service	13,435	13,119	316	2%
Total revenue	$21,370	$21,505	$(135)	(1)%

By indication, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Tuberculosis	$18,837	$18,542	$295	2%
Tick-borne disease and other	2,533	2,963	(430)	(15)%
Total revenue	$21,370	$21,505	$(135)	(1)%

By geography, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
United States	$13,393	$13,536	$(143)	(1)%
Europe and ROW	2,240	1,806	434	24%
Asia	5,737	6,163	(426)	(7)%
Total revenue	$21,370	$21,505	$(135)	(1)%

Cost of revenue and gross margin

Cost of revenue of $10.6 million for the three months ended March 31, 2018 was essentially flat when compared to the same period in 2017. Gross margin was 50% and 51% for the three months ended March 31, 2018 and 2017, respectively.

	Three months ended March 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Cost of revenue
Product	$2,574	$3,245	$(671)	(21)%
Service	8,016	7,252	764	11%
Total cost of revenue	$10,590	$10,497	$93	1%

Research and development expenses

Research and development expenses of $3.8 million for the three months ended March 31, 2018 were essentially flat when compared to the same period in 2017. As a percentage of total revenue, research and development expenses were 18% for each of the three month periods ended March 31, 2018 and 2017.

Sales and marketing expenses

Sales and marketing expenses decreased to $9.4 million for the three months ended March 31, 2018 from $9.6 million for the same period in 2017. As a percentage of total revenue, sales and marketing expenses declined slightly to 44% for the three months ended March 31, 2018 compared to 45% for the same period in 2017.

General and administrative expenses

General and administrative expenses of $6.9 million for the three months ended March 31, 2018 were essentially unchanged from the same period in 2017. As a percentage of total revenue, general and administrative expenses were 32% for each of the three month periods ended March 31, 2018 and 2017.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest expense, net

Interest expense, net was $604,000 for the three months ended March 31, 2018, compared to $823,000 in the same period in 2017.

Foreign exchange losses

We recorded foreign exchange losses of $103,000 for the three months ended March 31, 2018, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended March 31, 2017, we recorded foreign exchange losses of $106,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 63% of our sales for the three months ended March 31, 2018 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense was $52,000 for the three months ended March 31, 2018, compared to $140,000 for the three months ended March 31, 2017.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the three months ended March 31, 2018, we had a net loss of $10.3 million and used $11.9 million of cash for operating activities. As of March 31, 2018, we had an accumulated deficit of $211.9 million. We incurred a net loss of $8.1 million and used $14.6 million of cash for operating activities for the three months ended March 31, 2017.

As noted above, on October 4, 2016, we entered into a credit agreement with MidCap Financial Trust. The credit agreement consisted of a 60 month, $30 million term loan and a $10 million revolving line of credit, both of which mature on September 30, 2021. The availability of funds under the revolving line of credit is based upon the Company’s eligible accounts receivable and eligible inventory. To date, we have not borrowed under the revolving line of credit. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The Company has the intention and ability to extend the interest only period by at least six months.

As of March 31, 2018, we had cash and cash equivalents of $77.3 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(in thousands)	2018	2017
Cash and cash equivalents, including restricted cash	$77,446	$43,333
Accounts receivable, net	16,900	16,906

Net cash used in operating activities	$(11,932)	$(14,638)
Net cash used in investing activities	(1,118)	(1,301)
Net cash used in financing activities	(94)	(148)
Effect of exchange rate changes on cash and cash equivalents	58	110
Net decrease in cash and cash equivalents, including restricted cash	$(13,086)	$(15,977)

Cash flows for the three months ended March 31, 2018 and 2017

Operating activities

Net cash used in operating activities was $11.9 million during the three months ended March 31, 2018, which included a net loss of $10.3 million, non-cash expenses of $3.1 million, and cash used for changes in operating assets and liabilities of $4.7 million. The non-cash items included share-based compensation expense of $1.8 million, depreciation and amortization of intangible assets expense of $1.1 million, and accretion and amortization of loan fees of $140,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $3.1 million, an increase in prepaid expenses and other assets of $1.5 million, and an increase in inventory, net of $490,000, partially offset by a decrease in accounts receivable, net of $296,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first three months of 2018 for royalties on intellectual property and bonuses that were accrued for at December 31, 2017, as well as the timing of payments. The increase in prepaid expenses and other assets reflects the timing of certain payments. Inventory, net increased due to timing, and accounts receivable, net declined due to the timing of customer payments.

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

Investing activities

Net cash used in investing activities was $1.1 million during the three months ended March 31, 2018 and consisted of purchases of property and equipment.

Net cash used in investing activities was $1.3 million during the three months ended March 31, 2017 and consisted of purchases of property and equipment.

Financing activities

Net cash used in financing activities was $94,000 during the three months ended March 31, 2018.

Net cash used in financing activities was $148,000 during the three months ended March 31, 2017.

Employees

As of March 31, 2018, we had 446 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Contractual obligations

In March 2018, we entered into an agreement relating to our location in Norwood, Massachusetts to bifurcate our existing lease for two adjacent facilities into two separate leases, as one of the facilities was being sold to a new owner. The first of the two leases, which is referred to as the “315 Lease”, relates to about 18,000 rentable square feet within a larger facility. The base rent on the 315 Lease will range from an initial low of $32,000 per month to a high of $35,000 per month and extends through September 30, 2018, when the Company is anticipated to surrender the space.

The second lease, which extends through March 31, 2023, is referred to as the “320 Lease” and relates to an entire building containing about 39,000 rentable square feet. The base rent on the 320 Lease over the lease term will range from an initial low of $67,000 per month to a high of $83,000 per month. The Company will have two options to extend the lease term, each for a five-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2017, as described in Item 7A of our 2017 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of the Company’s 2017 Form 10-K.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: May 1, 2018	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2018	/s/	Richard M. Altieri
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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at March 31, 2018 and December 31, 2017; (ii) Condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017; (iii) Condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017; (iv) Condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017; and (v) Notes to unaudited condensed consolidated financial statements