Form 10-Q
period 2018-06-30
Oxford Immunotec Global PLC
filed 2018-07-31
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes☐    No☒

As of July 25, 2018, there were 25,967,617 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC Form 10-Q Quarterly Period Ended June 30, 2018 TABLE OF CONTENTS PART I – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,263	$90,332
Accounts receivable, net	19,742	16,981
Inventory, net	9,835	10,142
Prepaid expenses and other assets	4,088	3,027
Total current assets	99,928	120,482
Restricted cash, non-current	200	200
Property and equipment, net	12,712	9,067
Goodwill	3,967	3,967
Other intangible assets, net	7,521	7,849
Deferred tax asset	1,435	2,486
Other assets	181	185
Total assets	$125,944	$144,236

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,186	$6,842
Accrued liabilities	9,754	11,134
Settlement liability	4,451	4,342
Deferred income	46	36
Current portion of loans payable	94	91
Total current liabilities	18,531	22,445
Long-term portion of loans payable	30,136	29,904
Settlement liability	3,991	3,894
Other liabilities	122	364
Total liabilities	52,780	56,607

Commitments and contingencies (Notes 3, 8, and 12)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at June 30, 2018 and December 31, 2017, and 25,957,954 and 25,661,634 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	272	269
Additional paid-in capital	297,906	294,613
Accumulated deficit	(218,338)	(201,541)
Accumulated other comprehensive loss	(6,676)	(5,712)

Total shareholders’ equity	73,164	87,629

Total liabilities and shareholders’ equity	$125,944	$144,236

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Revenue:
Product	$11,721	$10,422	$19,656	$18,808
Service	17,597	15,698	31,032	28,817
Total revenue	29,318	26,120	50,688	47,625
Cost of revenue:
Product	3,477	4,094	6,051	7,339
Service	9,229	8,398	17,245	15,650
Total cost of revenue	12,706	12,492	23,296	22,989
Gross profit	16,612	13,628	27,392	24,636
Operating expenses:
Research and development	3,385	3,948	7,129	7,753
Sales and marketing	9,308	10,041	18,713	19,681
General and administrative	7,116	7,990	14,044	14,866
Change in fair value of contingent purchase price consideration	—	(238)	—	(2,595)
Settlement expense	1,560	9,635	1,767	9,635
Total operating expenses	21,369	31,376	41,653	49,340
Loss from operations	(4,757)	(17,748)	(14,261)	(24,704)
Other expense:
Interest expense, net	(733)	(807)	(1,337)	(1,630)
Foreign exchange losses	(151)	(547)	(254)	(653)
Other expense	(196)	(122)	(248)	(262)
Loss before income taxes	(5,837)	(19,224)	(16,100)	(27,249)
Income tax (expense) benefit	(634)	2,458	(697)	2,411
Net loss	$(6,471)	$(16,766)	$(16,797)	$(24,838)
Net loss per ordinary share—basic and diluted	$(0.25)	$(0.74)	$(0.65)	$(1.10)
Weighted-average shares used to compute net loss per ordinary share—basic and diluted	25,845,124	22,805,379	25,782,366	22,670,206

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(6,471)	$(16,766)	$(16,797)	$(24,838)

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax charges / (credits) of $651, $(918), $272, and $(918), respectively	(1,521)	1,276	(964)	1,495

Other comprehensive (loss) income, net of tax	(1,521)	1,276	(964)	1,495

Total comprehensive loss	$(7,992)	$(15,490)	$(17,761)	$(23,343)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Six months ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(16,797)	$(24,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	2,243	1,993
Change in fair value of contingent purchase price consideration	—	(2,595)
Accretion and amortization of loan fees	280	289
Share-based compensation expense	2,746	2,760
Loss on disposal of property and equipment	83	—
Deferred income taxes	728	(2,471)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,913)	(4,480)
Inventory, net	187	(1,775)
Prepaid expenses and other assets	(1,096)	(392)
Accounts payable	(3,292)	1,064
Accrued liabilities	(1,114)	2,872
Other liabilities, net	(44)	7,234
Net cash used in operating activities	(18,989)	(20,339)
Cash flows from investing activities
Purchases of property and equipment	(5,148)	(2,928)
Purchases of intangible assets	—	13
Net cash used in investing activities	(5,148)	(2,915)
Cash flows from financing activities
Proceeds from exercise of share options	814	308
Payments of tax withheld on vesting of restricted share units	(265)	(203)
Change in loans payable	(45)	196
Net cash provided by financing activities	504	301
Effect of exchange rate changes on cash and cash equivalents	(436)	556
Net decrease in cash, cash equivalents, and restricted cash	(24,069)	(22,397)
Cash, cash equivalents, and restricted cash at beginning of period	90,532	59,310
Cash, cash equivalents, and restricted cash at end of period	$66,463	$36,913

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at June 30, 2018, the results of operations for the three and six-month periods ended June 30, 2018 and 2017, and the cash flows for the six-month periods ended June 30, 2018 and 2017. Interim results are not necessarily indicative of results for a full year.

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

Restricted cash is pledged as collateral for procurement cards issued by a U.S. commercial bank.

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$66,263	$90,332
Restricted cash, non-current	200	200
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$66,463	$90,532

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

As of June 30, 2018, accounts receivables related to products and services were $19.7 million. For the three and six months ended June 30, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2018. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations is not material.

The remainder of the significant accounting estimates and policies used in preparation of the condensed consolidated financial statements disclosed in Note 1 to the consolidated financial statements in the Company’s 2017 Form 10-K remain unchanged.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. The Company has included the disclosures required by ASU 2014-09 above and in Note 2 to the Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires lessees to reflect most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates real estate-specific provisions for all entities. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2018. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The adoption of ASU 2016-02 will result in an increase to the Company’s consolidated balance sheets for right-of-use assets and lease liabilities, and the Company is currently evaluating the other effects of adoption of ASU 2016-02 on the Company’s consolidated financial statements. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, and analyzing the practical expedients provided for in adopting ASU 2016-02.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating ASU 2018-07, but does not expect its adoption to have a material impact on the Company’s financial position, results of operations or related disclosures.

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

2. Revenue

The following tables present the Company’s revenues disaggregated by type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Product	$11,721	$10,422	$19,656	$18,808
Service	17,597	15,698	31,032	28,817
Total revenue	$29,318	$26,120	$50,688	$47,625

The following tables present the Company’s revenues disaggregated by indication:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Tuberculosis	$24,962	$21,338	$43,799	$39,880
Tick-borne disease and other	4,356	4,782	6,889	7,745
Total revenue	$29,318	$26,120	$50,688	$47,625

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended June 30,
(in thousands, except percentages)	2018		2017
Revenue
United States	$17,696	60%	$16,093	62%
Europe and ROW	2,234	8%	1,914	7%
Asia	9,388	32%	8,113	31%
Total revenue	$29,318	100%	$26,120	100%

	Six months ended June 30,
(in thousands, except percentages)	2018		2017
Revenue
United States	$31,089	61%	$29,629	62%
Europe and ROW	4,474	9%	3,720	8%
Asia	15,125	30%	14,276	30%
Total revenue	$50,688	100%	$47,625	100%

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

The Company has a term loan outstanding with MidCap Financial Trust, or the MidCap agreement. The amount outstanding on the MidCap agreement is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the MidCap agreement as of June 30, 2018, based upon current market rates for similar borrowings, as measured using Level 2 inputs, approximates the carrying amount as presented on the condensed consolidated balance sheet.

4. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	June 30, 2018	December 31, 2017
Accounts receivable	$20,801	$17,807
Less allowance for uncollectible accounts receivable	(1,059)	(826)
Accounts receivable, net	$19,742	$16,981

5. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$5,850	$6,927
Work in progress	86	179
Finished goods	3,899	3,036
Inventory, net	$9,835	$10,142

6. Goodwill and acquired intangible assets

The carrying amount of goodwill reflected in the Company’s condensed consolidated balance sheets was $4.0 million at June 30, 2018 and December 31, 2017 and was recorded in conjunction with the 2016 acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics.

Acquired intangible assets consisted of the following as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen technology - clinical		15		$5,100	$680	$4,420
Imugen customer relationships		10		1,400	280	1,120
Imugen trademarks / trade names		16		1,140	143	997

Immunetics technology - clinical		15		883	101	782
Immunetics customer relationships		11		130	20	110
Immunetics trade name		5		30	10	20

Other	5	-	10	676	604	72
Total				$9,359	$1,838	$7,521

	As of December 31, 2017
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Imugen technology - clinical		15		$5,100	$510	$4,590
Imugen customer relationships		10		1,400	210	1,190
Imugen trademarks / trade names		16		1,140	107	1,033

Immunetics technology - clinical		15		883	72	811
Immunetics customer relationships		11		130	14	116
Immunetics trade name		5		30	8	22

Other	5	-	10	692	605	87
Total				$9,375	$1,526	$7,849

The weighted average amortization period of our definite-lived intangible assets is 14 years. Amortization expense related to acquired intangible assets is estimated at $0.7 million per year for each of the years 2018 through 2020 and $0.6 million in 2021 and 2022.

7. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2018	December 31, 2017
Employee related expenses	$6,020	$6,162
Royalties	741	1,419
Professional services	520	346
Rent	503	238
Clinical trials	192	688
Other accrued liabilities	1,778	2,281
Total accrued liabilities	$9,754	$11,134

8. Loans payable

On October 4, 2016, the Company entered into an agreement with MidCap Financial Trust, or the MidCap agreement, that provided it with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provided the Company with a term loan of $30 million, which matures October 4, 2021. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The Company has the intention and ability to extend the interest only period. The MidCap agreement also provides the Company with a revolving line of credit of up to $10 million, which matures October 4, 2021. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. The Company is also required to pay the lenders an unused line fee equal to 0.50% per annum of the average unused portion of the revolving line of credit. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

The balance of the secured term loan due to MidCap as of June 30, 2018 is $30 million, and is recorded in the accompanying consolidated balance sheet, net of unamortized discount and debt issuance costs.

Future minimum payments required under the term loan , in consideration of the Company’s intent to extend the interest only period until at least November 2019, and under the revolving line of credit as of June 30, 2018 are as follows:

(in thousands)	Term Loan

2018	$—
2019	2,500
2020	15,000
2021	12,500
2022	—
Thereafter	—

Total minimum payments	$30,000

The Company classifies current maturities of long-term debt that are expected to be refinanced on a long-term basis as long-term as they do not require the use of current assets.

The Company has never borrowed under the revolving line of credit.

9. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$60	$43	$72	$86
Research and development	210	171	498	331
Sales and marketing	97	445	712	870
General and administrative	555	775	1,464	1,473
Total share-based compensation	$922	$1,434	$2,746	$2,760

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

During the three-month period ended June 30, 2018, the Company granted to certain employees 65,656 share options with exercise prices ranging from $14.49 to $14.59 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended June 30, 2018 was $6.76 per share. During the six-month period ended June 30, 2018, the Company granted to certain employees 749,787 share options with exercise prices ranging from $10.93 to $14.59 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the six-month period ended June 30, 2018 was $6.17 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended June 30, 2018, the Company awarded to certain employees 44,473 RSUs with a weighted average grant date fair value of $13.60 per share under the 2013 Plan. During the six-month period ended June 30, 2018, the Company awarded to certain employees 161,899 RSUs with a weighted average grant date fair value of $13.34 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended June 30, 2018, the Company incurred shared-based compensation expense related to share options and RSUs of $713,000 and $209,000, respectively. For the three-month period ended June 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $919,000 and $515,000, respectively.

For the six-month period ended June 30, 2018, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.7 million and $1.0 million, respectively. For the six-month period ended June 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.7 million and $1.1 million, respectively.

As of June 30, 2018, there was $7.2 million and $4.0 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.73 years for option shares and 3 years for RSUs.

10. Share capital

During the first six months of 2018, the Company issued 242,729 ordinary shares upon the exercise of options and 53,591 ordinary shares were issued upon the vesting of RSUs.

11. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Options to purchase ordinary shares	536,998	993,778	499,550	956,684
Unvested restricted shares	—	63,438	—	63,438
Unvested restricted share units	343,774	266,164	343,774	266,164

12. Lease commitments

In March 2018, the Company entered into an agreement relating to its location in Norwood, Massachusetts to bifurcate its existing lease for two adjacent facilities into two separate leases, as one of the facilities was being sold to a new owner. The first of the two leases, which is referred to as the “315 Lease”, relates to about 18,000 rentable square feet within a larger facility. The escalating monthly base rental payments on the 315 Lease over the lease term will range from $32,000 per month to $35,000 per month and the term currently extends through March 31, 2019.

The second lease, which extends through March 31, 2023, is referred to as the “320 Lease” and relates to a building containing about 39,000 rentable square feet. The escalating monthly base rental payments on the 320 Lease over the lease term will range from $67,000 per month to $83,000 per month. The Company will have two options to extend the lease term, each for a five-year period.

In June 2018, the Company entered into a lease for new space in Abingdon, which extends through June 30, 2033, that will allow it to combine its manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. The Company expects to take occupancy of the new space in the second half of 2018.

13. Restructuring

During the third quarter of 2017, the Company’s management committed to a plan to terminate various government grants that were acquired as part of the acquisition of Immunetics. As a result, the Company terminated 15 employees during the fourth quarter of 2017 and recorded restructuring charges of $169,000 in research and development expense and $13,000 in general and administrative expense.

The following table provides a rollforward of the liability balance for this restructuring. Accrued restructuring costs at December 31, 2017 and June 30, 2018 were included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Severance
Balance at December 31, 2017	$74
Payments	(57)
Balance at June 30, 2018	$17

14. Settlement expense

On June 18, 2018, the Company entered into a Settlement Agreement with the former shareholders of Immunetics, Inc., or the Immunetics Settlement Agreement, to resolve disputes arising from the Agreement and Plan of Merger dated October 12, 2016. The terms of the Immunetics Settlement Agreement are confidential.

On June 30, 2017, the Company and Statens Serum Institut, or SSI, entered into a Release and Settlement Agreement, or the SSI Settlement Agreement, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the SSI Settlement Agreement are confidential.

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

Our third product line is a series of assays for use in screening blood for the parasite Babesia microti which causes babesiosis. Babesiosis is a tick-borne disease characterized by a wide spectrum of clinical manifestations that range from asymptomatic to severe acute or even fatal illness. While it is primarily transmitted through a tick bite, babesiosis can also be transmitted by blood transfusion. In fact, transfusion-transmitted babesiosis is responsible for the highest percentage (31%) of transfusion-related infectious fatalities reported to the FDA in transfusion recipients. We received FDA approval for two of our assays in March 2018.

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

In addition to our existing product lines, we continue to pursue development programs to enhance our TB and tick-borne disease and other product offerings. In April, we CE marked the T-Cell SelectTM kit enabling launch in the United Kingdom and across the European Union. The T-Cell Select kit is used to isolate mononuclear immune cells using positive selection via a magnetic bead cell separation system. In July, we launched two new tick-borne disease tests directed to the detection of additional species of Babesia and Ehrlichia. Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market any of our products, or if we obtain clearances that we will successfully commercialize any of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials.

We have incurred significant losses from inception and as of June 30, 2018 had an accumulated deficit of $218.3 million. We anticipate that our operating losses may continue for the foreseeable future as we continue to invest to grow our customer base and invest in research and development to expand our product portfolio. Our revenue for the six months ended June 30, 2018 was $50.7 million and for the six months ended June 30, 2017 was $47.6 million. Our net loss for the six months ended June 30, 2018 was $16.8 million and for the six months ended June 30, 2017 was $24.8 million.

Financial operations overview

Revenue

We generate revenue from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for $25.0 million of our revenue in the second quarter of 2018. We also generate revenue from sales of tick-borne disease and other tests via our direct sales force and also through distributors. During the second quarter of 2018 these tests accounted for revenue of $4.3 million.

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

Our U.S. business derived 95% and 93% of its revenue from our service offering, as opposed to kit sales, for the three months ended June 30, 2018 and 2017, respectively, and 95% and 93% from service revenue for the six months ended June 30, 2018 and 2017, respectively. These results reflect our experience that U.S. customers prefer to send IGRA tests out for processing and analysis rather than run them in-house. For the majority of our U.S. customers in the hospital and public health segments, TB testing programs are funded primarily from institutional budgets. We receive payment from these customers according to our pre-negotiated prices. For other segments of the U.S. market (notably, for example, the physicians’ office segment) third-party reimbursement is often available to cover the cost of our T-SPOT.TB test. In addition, U.S. results include revenue from our portfolio of tick-borne disease tests. For certain customers, we receive payment from customers according to pre-negotiated rates. For other customers we seek third party reimbursement. U.S. results also include revenue from our C6 Lyme ELISA kits, which is included in product revenue. Our C6 Lyme ELISA kits are sold to customers at pre-negotiated rates.

Outside the U. S., we derived 93% and 94% of our revenue from the sale of our in vitro diagnostic kits and associated accessories for each of the three month periods ended June 30, 2018 and 2017, respectively. These sales represented 92% and 93% of our revenue for each of the six month periods ended June 30, 2018 and 2017, respectively. For the majority of our customers outside the U.S., we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

Revenue by type

By type, total revenues were as summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Product	$11,721	$10,422	$19,656	$18,808
Service	17,597	15,698	31,032	28,817
Total revenue	$29,318	$26,120	$50,688	$47,625

Revenue by indication

By indication, total revenues were as summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Tuberculosis	$24,962	$21,338	$43,799	$39,880
Tick-borne disease and other	4,356	4,782	6,889	7,745
Total revenue	$29,318	$26,120	$50,688	$47,625

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

	Three months ended June 30,
(in thousands, except percentages)	2018		2017
Revenue
United States	$17,696	60%	$16,093	62%
Europe and ROW	2,234	8%	1,914	7%
Asia	9,388	32%	8,113	31%
Total revenue	$29,318	100%	$26,120	100%

	Six months ended June 30,
(in thousands, except percentages)	2018		2017
Revenue
United States	$31,089	61%	$29,629	62%
Europe and ROW	4,474	9%	3,720	8%
Asia	15,125	30%	14,276	30%
Total revenue	$50,688	100%	$47,625	100%

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

During the three months ended June 30, 2018 and 2017, our cost of revenue represented 43% and 48%, respectively, of our total revenue. For the six months ended June 30, 2018 and 2017 our cost of revenue represented 46% and 48%, respectively, of our total revenue.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue
Product	$3,477	$4,094	$6,051	$7,339
Service	9,229	8,398	17,245	15,650
Total cost of revenue	$12,706	$12,492	$23,296	$22,989

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 57% and 52%, respectively, for the three months ended June 30, 2018 and 2017. Gross margins were 54% and 52%, respectively, for the six months ended June 30, 2018 and 2017.

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

During the three months ended June 30, 2018 and 2017, our research and development expenses represented 12% and 15%, respectively, of our total revenue. For the six months ended June 30, 2018 and 2017, our research and development expenses represented 14% and 16%, respectively, of our total revenue.

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

During the three-month periods ended June 30, 2018 and 2017, our sales and marketing expenses represented 32% and 38%, respectively, of our total revenue. For the six months ended June 30, 2018 and 2017, our sales and marketing expenses represented 37% and 41%, respectively, of our total revenue.

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

During the three months ended June 30, 2018 and 2017, our general and administrative expenses represented 24% and 31%, respectively, of our total revenue. For the six-month periods ended June 30, 2018 and 2017, our general and administrative expenses represented 28% and 31%, respectively, of our total revenue.

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

Settlement expense

Settlement expense for 2018 relates mainly to the June 18, 2018 Settlement Agreement with the former shareholders of Immunetics, Inc., or the Immunetics Settlement Agreement, to resolve disputes arising from the Agreement and Plan of Merger dated October 12, 2016. The terms of the Immunetics Settlement Agreement are confidential.

Settlement expense for 2017 relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the SSI Settlement Agreement are confidential. Based on the SSI Settlement Agreement, we no longer pay royalties to SSI, which improves our margins.

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

Results of operations

Comparison of three months ended June 30, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended June 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$11,721	40%	$10,422	40%	$1,299	12%
Service	17,597	60%	15,698	60%	1,899	12%
Total revenue	29,318	100%	26,120	100%	3,198	12%
Cost of revenue:
Product	3,477	12%	4,094	16%	(617)	(15)%
Service	9,229	31%	8,398	32%	831	10%
Total cost of revenue	12,706	43%	12,492	48%	214	2%
Gross profit	16,612	57%	13,628	52%	2,984	22%
Operating expenses:
Research and development	3,385	12%	3,948	15%	(563)	(14)%
Sales and marketing	9,308	32%	10,041	38%	(733)	(7)%
General and administrative	7,116	24%	7,990	31%	(874)	(11)%
Change in fair value of contingent purchase price consideration	—	—%	(238)	(1)%	238	(100)%
Settlement expense	1,560	5%	9,635	37%	(8,075)	(84)%
Total operating expenses	21,369	73%	31,376	120%	(10,007)	(32)%
Loss from operations	(4,757)	(16)%	(17,748)	(68)%	12,991	(73)%
Interest expense, net	(733)	(3)%	(807)	(3)%	74	(9)%
Foreign exchange losses	(151)	(1)%	(547)	(2)%	396	(72)%
Other expense	(196)	(1)%	(122)	(0)%	(74)	61%
Loss before income taxes	(5,837)	(20)%	(19,224)	(74)%	13,387	(70)%
Income tax expense	(634)	(2)%	2,458	9%	(3,092)	(126)%
Net loss	$(6,471)	(22)%	$(16,766)	(64)%	$10,295	(61)%

Revenue

Revenue increased by 12% to $29.3 million for the three months ended June 30, 2017, compared to $26.1 million for the same period in 2017.

U.S. revenue increased by 10% to $17.7 million for the three months ended June 30, 2018, compared to $16.1 million for the same period in 2017, driven by TB revenue of $13.5 million in 2018, compared to $11.4 million in 2017.

Asia revenue increased by 16% to $9.4 million for the three months ended June 30, 2018, compared to the same period in 2017, due primarily to the timing of shipments to China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 15%. Europe and ROW revenue increased 17% to $2.2 million for the three months ended June 30, 2018, compared to the same period in 2017, due to strong TB sales and the additional contribution from the sale of Lyme kits. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 10% in 2018 compared to 2017.

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

By revenue type, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Product	$11,721	$10,422	$1,299	12%
Service	17,597	15,698	1,899	12%
Total revenue	$29,318	$26,120	$3,198	12%

By indication, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Tuberculosis	$24,962	$21,338	$3,624	17%
Tick-borne disease and other	4,356	4,782	(426)	(9)%
Total revenue	$29,318	$26,120	$3,198	12%

By geography, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
United States	$17,696	$16,093	$1,603	10%
Europe and ROW	2,234	1,914	320	17%
Asia	9,388	8,113	1,275	16%
Total revenue	$29,318	$26,120	$3,198	12%

Cost of revenue and gross margin

Cost of revenue increased by 2% to $12.7 million for the three months ended June 30, 2018 when compared to the same period in 2017. Gross margin was 57% and 52% for the three month periods ended June 30, 2018 and 2017, respectively.

	Three months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Cost of revenue
Product	$3,477	$4,094	$(617)	(15)%
Service	9,229	8,398	831	10%
Total cost of revenue	$12,706	$12,492	$214	2%

Research and development expenses

Research and development expenses decreased to $3.4 million for the three months ended June 30, 2018 from $3.9 million for the same period in 2017. The decrease was largely due to a $452,000 decrease in clinical costs and a $258,000 decrease in consulting costs, partially offset by a $280,000 increase in salary and other employee related expenses. As a percentage of total revenue, research and development expenses declined to 12% for the three months ended June 30, 2018 compared to 15% for the same period in 2017.

Sales and marketing expenses

Sales and marketing expenses decreased to $9.3 million for the three months ended June 30, 2018 from $10.0 million for the same period in 2017. The decrease was largely due to a $615,000 decrease in salary and other employee related expenses, which included a credit from forfeited options and RSUs of $379,000 in the second quarter of 2018. As a percentage of total revenue, sales and marketing expenses declined to 32% for the three months ended June 30, 2018 compared to 38% for the same period in 2017.

General and administrative expenses

General and administrative expenses decreased to $7.1 million for the three months ended June 30, 2018 from $8.0 million for the same period in 2017. The decrease reflected a $1.2 million decrease in legal fees, partially offset by a $326,000 increase in property costs. As a percentage of total revenue, general and administrative expenses declined to 24% for the three months ended June 30, 2018 from 31% for the same period in 2017.

Settlement expense

Settlement expense for 2018 relates mainly to the Immunetics Settlement Agreement. The terms of the Immunetics Settlement Agreement are confidential.

Settlement expense for 2017 relates to the SSI Settlement Agreement. The terms of the SSI Settlement Agreement are confidential.

Interest expense, net

Interest expense, net was $733,000 for the three months ended June 30, 2018, compared to $807,000 in the same period in 2017.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $151,000 for the three months ended June 30, 2018, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended June 30, 2017, we recorded foreign exchange losses of $547,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 60% of our sales for the three months ended June 30, 2018 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense was $196,000 for the three months ended June 30, 2018, compared to $122,000 for the three months ended June 30, 2017.

Comparison of six months ended June 30, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended June 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$19,656	39%	$18,808	39%	$848	5%
Service	31,032	61%	28,817	61%	2,215	8%
Total revenue	50,688	100%	47,625	100%	3,063	6%
Cost of revenue:
Product	6,051	12%	7,339	15%	(1,288)	(18)%
Service	17,245	34%	15,650	33%	1,595	10%
Total cost of revenue	23,296	46%	22,989	48%	307	1%
Gross profit	27,392	54%	24,636	52%	2,756	11%
Operating expenses:
Research and development	7,129	14%	7,753	16%	(624)	(8)%
Sales and marketing	18,713	37%	19,681	41%	(968)	(5)%
General and administrative	14,044	28%	14,866	31%	(822)	(6)%
Change in fair value of contingent purchase price consideration	—	—%	(2,595)	(5)%	2,595	(100)%
Settlement expense	1,767	3%	9,635	20%	(7,868)	(82)%
Total operating expenses	41,653	82%	49,340	104%	(7,687)	(16)%
Loss from operations	(14,261)	(28)%	(24,704)	(52)%	10,443	(42)%
Interest expense, net	(1,337)	(3)%	(1,630)	(3)%	293	(18)%
Foreign exchange (losses) gains	(254)	(1)%	(653)	(1)%	399	(61)%
Other expense	(248)	(0)%	(262)	(1)%	14	(5)%
Loss before income taxes	(16,100)	(32)%	(27,249)	(57)%	11,149	(41)%
Income tax benefit (expense)	(697)	(1)%	2,411	5%	(3,108)	(129)%
Net loss	$(16,797)	(33)%	$(24,838)	(52)%	$8,041	(32)%

Revenue

Revenue increased by 6% to $50.7 million for the six months ended June 30, 2018, compared to $47.6 million for the same period in 2017.

U.S. revenue increased to $31.1 million for the six months ended June 30, 2018, compared to $29.6 million for the same period in 2017, driven by TB revenue of $24.4 million in 2018, compared to $22.1 million in 2017.

Asia revenue increased by 6% to $15.1 million for the six months ended June 30, 2018, compared to the same period in 2017, due primarily to the timing of shipments to China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 4%. Europe and ROW revenue increased 20% to $4.5 million for the six months ended June 30, 2018, compared to the same period in 2017, due to strong TB sales and the additional contribution from the sale of Lyme kits. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 9% in 2018 compared to 2017.

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

By revenue type, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Product	$19,656	$18,808	$848	5%
Service	31,032	28,817	2,215	8%
Total revenue	$50,688	$47,625	$3,063	6%

By indication, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Tuberculosis	$43,799	$39,880	$3,919	10%
Tick-borne disease and other	6,889	7,745	(856)	(11)%
Total revenue	$50,688	$47,625	$3,063	6%

By geography, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
United States	$31,089	$29,629	$1,460	5%
Europe and ROW	4,474	3,720	754	20%
Asia	15,125	14,276	849	6%
Total revenue	$50,688	$47,625	$3,063	6%

Cost of revenue and gross margin

Cost of revenue increased by 1% to $23.3 million for the six months ended June 30, 2018 when compared to the same period in 2017. Gross margin was 54% and 52% for the six month periods ended June 30, 2018 and 2017, respectively.

	Six months ended June 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Cost of revenue
Product	$6,051	$7,339	$(1,288)	(18)%
Service	17,245	15,650	1,595	10%
Total cost of revenue	$23,296	$22,989	$307	1%

Research and development expenses

Research and development expenses decreased to $7.1 million for the six months ended June 30, 2018 from $7.8 million for the same period in 2017. The decrease was largely due to a $1.2 million decrease in clinical costs and a $393,000 decrease in consulting costs, partially offset by an $832,000 increase in salary and other employee related expenses. As a percentage of total revenue, research and development expenses declined to 14% for the six months ended June 30, 2018 compared to 16% for the same period in 2017.

Sales and marketing expenses

Sales and marketing expenses decreased to $18.7 million for the six months ended June 30, 2018 from $19.7 million for the same period in 2017. The decrease was largely due to a $794,000 decrease in salary and other employee related expenses, which included a credit from forfeited options and RSUs of $379,000 in the second quarter of 2018, and a $381,000 decrease in marketing costs. As a percentage of total revenue, sales and marketing expenses declined to 37% for the six months ended June 30, 2018 compared to 41% for the same period in 2017.

General and administrative expenses

General and administrative expenses decreased to $14.0 million for the six months ended June 30, 2018 from $14.9 million for the same period in 2017. The decrease reflected a $2.0 million decrease in legal fees, partially offset by a $559,000 increase in salary and other employee related expenses and a $471,000 increase in property costs. As a percentage of total revenue, general and administrative expenses declined to 28% for the six months ended June 30, 2018 from 31% for the same period in 2017.

Settlement expense

Settlement expense for 2018 relates mainly to Immunetics Settlement Agreement. The terms of the Immunetics Settlement Agreement are confidential.

Settlement expense for 2017 relates to the SSI Settlement Agreement. The terms of the SSI Settlement Agreement are confidential.

Interest expense, net

Interest expense, net was $1.3 million for the six months ended June 30, 2018, compared to $1.6 million in the same period in 2017.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $254,000 for the six months ended June 30, 2018, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the six months ended June 30, 2017, we recorded foreign exchange losses of $653,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 61% of our sales for the six months ended June 30, 2018 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense was $248,000 for the six months ended June 30, 2018, compared to $262,000 for the six months ended June 30, 2017.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the six months ended June 30, 2018, we had a net loss of $16.8 million and used $19.0 million of cash for operating activities. As of June 30, 2018, we had an accumulated deficit of $218.3 million. We incurred a net loss of $24.8 million and used $20.3 million of cash for operating activities for the six months ended June 30, 2017.

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

The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The Company has the intention and ability to extend the interest only period.

As of June 30, 2018, we had cash and cash equivalents, including restricted cash, of $66.5 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(in thousands)	2018	2017

Cash and cash equivalents, including restricted cash	$66,463	$36,913
Accounts receivable, net	19,742	18,016

Net cash used in operating activities	$(18,989)	$(20,339)
Net cash used in investing activities	(5,148)	(2,915)
Net cash provided by financing activities	504	301
Effect of exchange rate changes on cash and cash equivalents	(436)	556
Net decrease in cash and cash equivalents, including restricted cash	$(24,069)	$(22,397)

Cash flows for the six months ended June 30, 2018 and 2017

Operating activities

Net cash used in operating activities was $19.0 million during the six months ended June 30, 2018, which included a net loss of $16.8 million, non-cash expenses of $6.1 million, and cash used for changes in operating assets and liabilities of $8.3 million. The non-cash items included share-based compensation expense of $2.7 million, depreciation and amortization of intangible assets of $2.2 million, deferred tax expense of $728,000, accretion and amortization of loan fees of $280,000, and a loss on disposal of property and equipment of $83,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $4.4 million, an increase in accounts receivable of $2.9 million, an increase in prepaid expenses and other assets of $1.1 million, and a decrease in other liabilities of $44,000, partially offset by a decrease in inventory of $187,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2018 for royalties on intellectual property and bonuses that were accrued for at December 31, 2017, as well as the timing of payments. The increase in accounts receivable reflects growing sales and timing of customer payments. The increase in prepaid expenses and other assets reflects the timing of certain payments.

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

Investing activities

Net cash used in investing activities was $5.1 million during the six months ended June 30, 2018 and consisted of purchases of property and equipment.

Net cash used in investing activities was $2.9 million during the six months ended June 30, 2017 and consisted of purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $504,000 during the six months ended June 30, 2018.

Net cash provided by financing activities was $301,000 during the six months ended June 30, 2017.

Employees

As of June 30, 2018, we had 437 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Contractual obligations

In March 2018, we entered into an agreement relating to our location in Norwood, Massachusetts to bifurcate our existing lease for two adjacent facilities into two separate leases, as one of the facilities was being sold to a new owner. The first of the two leases, which is referred to as the “315 Lease”, relates to about 18,000 rentable square feet within a larger facility. The base rent on the 315 Lease will range from $32,000 per month to $35,000 per month and extends through March 31, 2019, when the Company is anticipated to surrender the space.

The second lease, which extends through March 31, 2023, is referred to as the “320 Lease” and relates to an entire building containing about 39,000 rentable square feet. The base rent on the 320 Lease over the lease term will range from $67,000 per month to $83,000 per month. The Company will have two options to extend the lease term, each for a five-year period.

In June 2018, we entered into a lease for new space in Abingdon, England that will allow us to combine our manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. We expect to take occupancy of the new space in the second half of 2018.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: July 31, 2018	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 31, 2018	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1+	Fourth Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. entered into on June 5, 2018.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at June 30, 2018 and December 31, 2017; (ii) Condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017; (iii) Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017; (iv) Condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017; and (v) Notes to unaudited condensed consolidated financial statements

+	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.