Form 10-Q
period 2018-09-30
Oxford Immunotec Global PLC
filed 2018-11-09
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

As of October 31, 2018, there were 26,361,334 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC Form 10-Q Quarterly Period Ended September 30, 2018 TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	our failure to meet our obligations arising from the sale of our U.S. Laboratory Services Business with Quest Diagnostics Incorporated, a Delaware corporation, or Quest, (the “Transaction”);
●	the potential disruption of management time from ongoing business operations due to the Transaction;
●	our exposure to potential litigation and contingent liabilities pursuant to the Transaction that could have a material adverse effect on our financial condition;
●	our history of losses, our ability to achieve or sustain profitability and our ability to manage our growth;
●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	our ability to service our debt and meet the obligations thereunder;
●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;
●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;
●	continued demand for diagnostic products for tuberculosis, tick-borne diseases and other than immune-regulated conditions and the development of new market opportunities;
●	our ability to compete successfully and to maintain and expand our sales network;
●	coverage and reimbursement decisions of third-party payors, as well as guidelines, recommendations, and studies published by various organizations related to the use of our products;
●	decisions by insurers and other third party payors with respect to coverage and reimbursement;
●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
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
●

the volatility of the price of our ordinary shares, including the risk the announcement of the completion of the Transaction could have adverse effects on the market price of our ordinary shares, substantial future sales of our ordinary shares and the fact that we do not pay dividends; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,156	$90,332
Accounts receivable, net	7,080	6,021
Inventory, net	6,114	7,137
Prepaid expenses and other assets	2,957	2,711
Current assets held for sale	31,899	14,281
Total current assets	118,206	120,482
Restricted cash, non-current	200	200
Property and equipment, net	6,428	2,764
Goodwill	2,483	2,483
Other intangible assets, net	958	1,036
Deferred tax asset	885	2,486
Noncurrent assets held for sale	—	14,785
Total assets	$129,160	$144,236

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,685	$5,552
Accrued liabilities	10,189	7,807
Settlement liability	4,530	4,342
Deferred income	31	36
Current portion of loans payable	30,200	78
Current liabilities held for sale	4,361	4,630
Total current liabilities	52,996	22,445
Long-term portion of loans payable	97	29,856
Settlement liability	4,064	3,894
Other liabilities	—	364
Noncurrent liabilities held for sale	37	48
Total liabilities	57,194	56,607

Commitments and contingencies (Notes 3, 7, and 11)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 36,183,293 shares authorized at September 30, 2018 and December 31, 2017, and 26,337,963 and 25,661,634 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	276	269
Additional paid-in capital	300,802	294,613
Accumulated deficit	(221,822)	(201,541)
Accumulated other comprehensive loss	(7,290)	(5,712)
Total shareholders’ equity	71,966	87,629
Total liabilities and shareholders’ equity	$129,160	$144,236

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Revenue:
Product	$15,095	$13,419	$40,236	$37,713
Service	955	1,592	4,150	4,411
Total revenue	16,050	15,011	44,386	42,124
Cost of revenue:
Product	3,864	4,035	9,993	11,319
Service	709	1,212	2,877	3,513
Total cost of revenue	4,573	5,247	12,870	14,832
Gross profit	11,477	9,764	31,516	27,292
Operating expenses:
Research and development	1,754	2,931	5,969	8,092
Sales and marketing	6,432	7,257	20,655	22,175
General and administrative	8,132	7,066	19,349	19,456
Change in fair value of contingent purchase price consideration	—	(880)	—	(3,475)
Intangible assets impairment charge	—	11,064	—	11,064
Settlement expense	212	196	1,979	9,831
Total operating expenses	16,530	27,634	47,952	67,143
Operating loss from continuing operations	(5,053)	(17,870)	(16,436)	(39,851)
Other expense:
Interest expense, net	(673)	(781)	(2,011)	(2,411)
Foreign exchange losses	(52)	(624)	(306)	(1,277)
Other income (expense)	5	—	(242)	(262)
Loss from continuing operations before income taxes	(5,773)	(19,275)	(18,995)	(43,801)
Income tax expense from continuing operations	(485)	(222)	(1,182)	2,189
Loss from continuing operations	(6,258)	(19,497)	(20,177)	(41,612)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	2,774	2,650	(104)	(73)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	2,774	2,650	(104)	(73)
Net loss	$(3,484)	$(16,847)	$(20,281)	$(41,685)

Net loss from continuing operations per ordinary share—basic and diluted	$(0.24)	$(0.81)	$(0.78)	$(1.80)
Net income (loss) from discontinued operations per ordinary share—basic and diluted	0.11	0.11	0.00	0.00
Net loss per ordinary share—basic and diluted	$(0.13)	$(0.70)	$(0.78)	$(1.80)

Weighted-average shares used to compute net loss per ordinary share—basic and diluted	26,033,550	24,123,574	25,867,014	23,159,986

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(3,484)	$(16,847)	$(20,281)	$(41,685)

Other comprehensive income:
Foreign currency translation adjustment, net of tax charges / (credits) of $124, $(658), $396, and $(1,576), respectively	(614)	745	(1,578)	2,240

Other comprehensive income, net of tax	(614)	745	(1,578)	2,240

Total comprehensive loss	$(4,098)	$(16,102)	$(21,859)	$(39,445)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(20,281)	$(41,685)
Less: Net income (loss) from discontinued operations, net of tax	(104)	(73)
Net loss from continuing operations	(20,177)	(41,612)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangible assets	953	1,253
Change in fair value of contingent purchase price consideration	—	(3,475)
Intangible assets impairment charges	—	11,019
Accretion and amortization of loan fees	421	429
Share-based compensation expense	3,550	4,129
Loss on disposal of property and equipment	84	28
Deferred income taxes	1,117	(2,264)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,291)	(3,658)
Inventory, net	773	(487)
Prepaid expenses and other assets	(270)	(422)
Accounts payable	(8,982)	(6,505)
Accrued liabilities	2,978	2,673
Other liabilities, net	(70)	7,552
Deferred income	—	286
Net cash used in operating activities from continuing operations	(20,914)	(31,054)
Cash flows from investing activities
Purchases of property and equipment	(4,884)	(735)
Net cash used in investing activities from continuing operations	(4,884)	(735)
Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	39,298
Proceeds from exercise of share options	2,697	495
Payments of tax withheld on vesting of restricted share units	(265)	(203)
Change in loans payable	(57)	(54)
Net cash provided by financing activities from continuing operations	2,375	39,536
Net cash flows of continuing operations	(23,423)	7,747
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	6,778	3,690
Net investing cash flows used in discontinued operations	(2,527)	(3,294)
Net financing cash flows used in discontinued operations	(10)	(9)
Net cash flows of discontinued operations	4,241	387
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(994)	499
Net (decrease) increase in cash and cash equivalents, including restricted cash	(20,176)	8,633
Cash, cash equivalents, and restricted cash at beginning of period	90,532	59,310
Cash, cash equivalents, and restricted cash at end of period	$70,356	$67,943

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

During the three month period ended September 30, 2018, the Company announced that it had entered into a definitive agreement to sell the Company’s U.S. Laboratory Services Business to Quest Diagnostics Incorporated (the “Transaction.”).

Discontinued operations

The Company reports the results of operations of a business that either has been disposed of or is classified as held for sale, in accordance with Accounting Standards Codification, or ASC, 360, Property, Plant, and Equipment, in discontinued operations, as required by ASC 205, Presentation of Financial Statements. The Company presents such events as discontinued operations so long as the financial results can be clearly identified and the future operations and cash flows are completely eliminated from ongoing operations. The Company’s historical results for all periods presented are restated to account for businesses reported as discontinued operations in our Consolidated Financial Statements and these Notes. Unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.

As discussed in Note 14, Discontinued operations, on September 25, 2018, the Company entered into an agreement to sell the Company’s U.S. laboratory services business to Quest Diagnostics Incorporated. The Transaction represents a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, the assets and liabilities of this business have been classified as held for sale and the related operations reported in discontinued operations in the condensed consolidated financial statements for all periods presented. The Transaction was consummated on November 6, 2018.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at September 30, 2018, the results of operations for the three and nine-month periods ended September 30, 2018 and 2017, and the cash flows for the nine-month periods ended September 30, 2018 and 2017. Interim results are not necessarily indicative of results for a full year.

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

Restricted cash is pledged as collateral for procurement cards issued by a U.S. commercial bank.

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$70,156	$90,332
Restricted cash, non-current	200	200
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$70,356	$90,532

Revenues

The Company’s revenues include product and service revenues. Product revenue from diagnostic test kit sales and related accessories is recognized at a point in time based upon contractual rates. Service revenue from tests performed on samples sent by direct billing customers is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer. See Note 2 for disaggregation of revenue by type and geography.

As of September 30, 2018, accounts receivables related to products and services were $7.1 million. For the three and nine months ended September 30, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of September 30, 2018. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. The Company has included the disclosures required by ASU 2014-09 above and in Note 2 to the Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires lessees to reflect all leases with terms longer than 12 months on their balance sheets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method. The adoption of ASU 2016-02 will result in an increase to the Company’s consolidated balance sheets for right-of-use assets and lease liabilities, and the Company is currently evaluating the other effects of adoption of ASU 2016-02 on the Company’s consolidated financial statements. This evaluation process includes reviewing all forms of leases and performing a completeness assessment over the lease population. The Company will adopt ASU 2016-02, effective as of January 1, 2019 and will apply the alternative adoption approach at the adoption date and will recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings. The Company will take advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, will allow it to carryforward historical lease classifications. The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company is in the process of evaluating the impact of this new guidance.

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

2. Revenue

During the three month period ended September 30, 2018, the Company announced that it had entered into a definitive agreement to sell the Company’s U.S. laboratory services business to Quest Diagnostics Incorporated. Accordingly, the Company’s prior year revenues have been recast to present the U.S. laboratory services business as a discontinued operation. For further information on these changes, refer to Note 14, Discontinued operations.

The following tables present the Company’s revenues disaggregated by type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
Product	$15,095	$13,419	$40,236	$37,713
Service	955	1,592	4,150	4,411
Total revenue	$16,050	$15,011	$44,386	$42,124

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
United States	$2,876	$3,381	$11,615	$12,496
Europe and ROW	2,277	2,213	6,750	5,933
Asia	10,897	9,417	26,021	23,695
Total revenue	$16,050	$15,011	$44,386	$42,124

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

The Company has a term loan outstanding with MidCap Financial Trust, or the MidCap agreement. The amount outstanding on the MidCap agreement is reported at its carrying value in the accompanying balance sheet. The estimated fair value of the MidCap agreement as of September 30, 2018, based upon current market rates for similar borrowings, as measured using Level 2 inputs, exceeds the carrying amount as presented on the condensed consolidated balance sheet by approximately $1.2 million. Upon closing of the Transaction, approximately $33 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of approximately $3 million (see Note 15. Subsequent events).

4. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials	$5,142	$6,927
Work in progress	252	179
Finished goods	720	31
Inventory, net	$6,114	$7,137

5. Goodwill and acquired intangible assets

The Company has one reporting unit and goodwill represents the synergies realized in its acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics. The carrying amount of goodwill reflected in the Company’s condensed consolidated balance sheets was $2.5 million at September 30, 2018 and December 31, 2017. In conjunction with the Transaction (see Note 14. Discontinued operations) and pursuant to ASC 350-20-35-51, the Company allocated a portion of the goodwill to the business being disposed of based on the relative fair value method. As a result, goodwill of $1.5 million was allocated to assets held for sale.

Acquired intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Immunetics technology - clinical		15		$883	$116	$767
Immunetics customer relationships		11		130	23	107
Immunetics trade name		5		30	12	18
Other	5	-	10	667	601	66
Total				$1,710	$752	$958

	As of December 31, 2017
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Immunetics technology - clinical		15		$883	$72	$811
Immunetics customer relationships		11		130	14	116
Immunetics trade name		5		30	8	22
Other	5	-	10	692	605	87
Total				$1,735	$699	$1,036

The weighted average amortization period of our definite-lived intangible assets is 12 years. Amortization expense related to acquired intangible assets is estimated at $0.1 million per year for each of the years 2019 through 2023.

6. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2018	December 31, 2017
Employee related expenses	$5,270	$4,317
Investment banking fees	1,750	—
Royalties	1,035	1,419
Other accrued liabilities	2,134	2,071
Total accrued liabilities	$10,189	$7,807

7. Loans payable

On October 4, 2016, the Company entered into an agreement with MidCap Financial Trust, (the "MidCap agreement"), that provided it with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provided the Company with a term loan of $30 million, which matures October 4, 2021 (the "Term Loan"). The Term Loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. In October 2018, the Company extended the interest only period by 6 months. The MidCap agreement also provides the Company with a revolving line of credit of up to $10 million, which matures October 4, 2021 (the "Revolving Loan"). The Revolving Loan accrues interest at a rate of LIBOR plus 4.45%. The Company is also required to pay the lenders an unused line fee equal to 0.50% per annum of the average unused portion of the Revolving Loan. Based on certain conditions, both the Term Loan and Revolving Loan may be increased by an additional $10 million for a total of $60 million.

The balance of the secured term loan due to MidCap as of September 30, 2018 was $30 million, and was recorded in current liabilities in the accompanying consolidated balance sheet, net of unamortized discount and debt issuance costs.

In connection with the closing of the Transaction on November 6, 2018, approximately $33 million of the gross proceeds received pursuant to the Transaction, was paid directly to MidCap to repay the outstanding indebtedness under the MidCap agreement, which included prepayment and exit fees of approximately $3 million. In connection with the Company’s repayment of the outstanding indebtedness under the MidCap Agreements, the Term Loan and the Revolving Loan, and all related agreements thereunder, were terminated and all borrowings outstanding thereunder were repaid in full (see Note 15. Subsequent events).

The Company had never borrowed under the revolving line of credit.

8. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$38	$42	$161	$125
Research and development	201	180	581	461
Sales and marketing	137	484	774	1,327
General and administrative	572	746	2,034	2,216
Total continuing operations	948	1,452	3,550	4,129
Discontinued operations	67	54	211	137
Total share-based compensation	$1,015	$1,506	$3,761	$4,266

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

During the three-month period ended September 30, 2018, the Company granted to certain employees 23,477 share options with exercise prices ranging from $14.50 to $14.74 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended September 30, 2018 was $6.84 per share. During the nine-month period ended September 30, 2018, the Company granted to certain employees 773,264 share options with exercise prices ranging from $10.93 to $14.74 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the nine-month period ended September 30, 2018 was $6.19 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended September 30, 2018, the Company awarded to certain employees 4,109 RSUs with a weighted average grant date fair value of $14.50 per share under the 2013 Plan. During the nine-month period ended September 30, 2018, the Company awarded to certain employees 166,008 RSUs with a weighted average grant date fair value of $13.37 per share under the 2013 Plan. The RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 30% on the fourth anniversary of the grant date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

On September 10, 2018, the Company’s Board of Directors approved the modification of unvested equity awards awarded to employees expected to move to Quest, contingent upon closing of the Transaction (see Note 14. Discontinued operations). Per the terms of the modification, upon closing of the transaction, all outstanding awards would become fully vested. The Company accounted for the modification as of September 25, 2018, when the Company signed the Purchase Agreement with Quest and the performance criteria became probable. At that time, all expense related to unvested awards was reversed, and the modified awards were revalued. Expense related to the modified awards will be fully recognized by the anticipated closing date. Approximately 120,000 options and 28,100 RSUs were accelerated.

For the three month-period ended September 30, 2018, the Company incurred shared-based compensation expense related to share options and RSUs of $748,000 and $267,000, respectively. For the three-month period ended September 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $934,000 and $573,000, respectively.

For the nine-month period ended September 30, 2018, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $2,448 million and $1,313 million, respectively. For the nine-month period ended September 30, 2017, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $2.6 million and $1.6 million, respectively.

As of September 30, 2018, there was $11.3 million and $3.7 million of total unrecognized compensation cost related to unvested share options and restricted shares/RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2 years for option shares and 2 years for RSUs.

9. Share capital

During the first nine months of 2018, the Company issued 613,075 ordinary shares upon the exercise of options and 63,254 ordinary shares were issued upon the vesting of RSUs.

On August 14, 2017, the Company entered into an underwriting agreement, or the Underwriting Agreement, with BTIG, LLC, as sole underwriter, relating to the issuance and sale of 2,500,000 ordinary shares, nominal value £0.006705 per share, at a price to the public of $16.05 per share, or the Offering, which resulted in approximately $39.3 million of net proceeds to the Company after deducting underwriting discounts and estimated offering expenses. The Offering closed on August 18, 2017. Additionally during 2017, 500,182 ordinary shares were issued upon the exercise of options, and 26,021 ordinary shares were issued upon the vesting of RSUs.

10. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Options to purchase ordinary shares	383,855	1,066,371	290,226	948,318
Unvested restricted shares	—	63,438	—	63,438
Unvested restricted share units	332,455	361,890	332,455	361,890

11. Lease commitments

In March 2018, the Company entered into an agreement relating to its location in Norwood, Massachusetts to bifurcate its existing lease for two adjacent facilities into two separate leases, as one of the facilities was being sold to a new owner. The first of the two leases, which is referred to as the “315 Lease”, relates to about 18,000 rentable square feet within a larger facility. The 315 Lease was amended in September 2018 to extend the term through March 31, 2023. The escalating monthly base rental payments on the 315 Lease over the lease term will range from $34,000 per month to $37,000 per month.

The second lease, which extends through March 31, 2023, is referred to as the “320 Lease” and relates to a building containing about 39,000 rentable square feet. The escalating monthly base rental payments on the 320 Lease over the lease term will range from $67,000 per month to $83,000 per month. We will have two options to extend the lease term, each for a five-year period.

In June 2018, the Company entered into a lease for new space in Abingdon, England, which extends through June 30, 2033, that will allow it to combine its manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. Select functional groups began moving into the facility during the third quarter of 2018.

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

The following table provides a rollforward of the liability balance for this restructuring. Accrued restructuring costs at December 31, 2017 and September 30, 2018 were included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Severance
Balance at December 31, 2017	$74
Payments	(70)
Balance at September 30, 2018	$4

13. Settlement expense

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

14. Discontinued operations

On September 25, 2018, the Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Quest, Oxford Immunotec Limited and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company (“Oxford LLC”), pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. laboratory services business (the “U.S. Laboratory Services Business”) for gross proceeds of $170 million in cash (the “Transaction”). Of this amount, approximately $33 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of approximately $3 million as described in Note 7. Loans payable.

As contemplated in the Purchase Agreement, Oxford Immunotec USA, Inc., a Delaware corporation and a newly formed wholly owned subsidiary of Oxford Immunotec Limited (“Oxford USA”), joined the Purchase Agreement by way of a Joinder Agreement dated October 1, 2018.

The Transaction was consummated in accordance with the terms and conditions of the Purchase Agreement on November 6, 2018 (the “Closing Date”). Prior to and in connection with consummation of the Transaction, Oxford USA and Oxford LLC carried out a corporate restructuring pursuant to which (i) the assets and businesses of Oxford LLC other than the U.S. Laboratory Services Business were transferred to Oxford USA and (ii) Oxford LLC was converted into a limited liability company.

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, (ii) a technology license agreement and (iii) a long-term supply agreement (the “Supply Agreement”), pursuant to which Oxford USA agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T.SPOT.TB testing in the U.S.

In conjunction with the Purchase Agreement, Quest has agreed to purchase kits and accessories from the Company for an initial period of seven years after the effective date of the Purchase Agreement unless a party to the Purchase Agreement earlier terminates, as provided for in the Purchase Agreement.

During the three months ended September 30, 2018 and 2017, Oxford Immunotec Limited sold kits to its discontinued operations, Oxford Immunotec, Inc. for use in the lab services business of $1.8 million and $1.4 million, respectively, that were eliminated in the Company’s consolidated results. During the nine months ended September 30, 2018 and 2017, Oxford Immunotec Limited sold kits to its discontinued operations, Oxford Immunotec, Inc. for use in the lab services business of $7.3 million and $6.9 million, respectively, that were eliminated in the Company’s consolidated results.

Transaction expenses of $2.4 million, primarily comprised of investment banking, legal, and accounting fees related to the pending disposition, were included in general and administrative expense for the three months ended September 30, 2018.

The table below provides a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations that are disclosed in these notes to unaudited condensed consolidated financial statements to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the condensed consolidated balance sheets. Note that the assets and liabilities of the disposal group classified as held for sale are classified as current on the September 30, 2018 condensed consolidated balance sheet because it is probable that the sale will occur and proceeds will be collected within one year.

	September 30,	December 31,
(in thousands)	2018	2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$14,375	$10,961
Inventory, net	2,205	3,005
Prepaid expenses and other assets	378	315
Property and equipment, net	6,874	—
Goodwill	1,484	—
Other intangible assets, net	6,400	—
Other assets	183	—
Total major classes of current assets of the discontinued operations	31,899	14,281
Property and equipment, net	—	6,303
Goodwill	—	1,484
Other intangible assets, net	—	6,813
Other assets	—	185
Total major classes of noncurrent assets of the discontinued operations	—	14,785
Total assets of the disposal group classified as held for sale in the condensed consolidated balance sheets	$31,899	$29,066

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$1,235	$1,290
Accrued liabilities	3,006	3,326
Other liabilities	120	14
Total major classes of current liabilities of the discontinued operations	4,361	4,630
Total major classes of noncurrent liabilities of the discontinued operations	37	48
Total liabilities of the disposal group classified as held for sale in the condensed consolidated balance sheets	$4,398	$4,678

The following table presents the results of discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Major classes of line items constituting loss from discontinued operations before income taxes:
Service revenue	$18,446	$16,836	$46,265	$42,825
Cost of service revenue	(9,889)	(9,340)	(30,359)	(28,219)
Gross profit	8,557	7,496	15,906	14,606
Research and development	(2,077)	(1,535)	(4,989)	(4,127)
Sales and marketing	(2,093)	(2,239)	(6,582)	(6,999)
General and administrative	(1,613)	(1,072)	(4,439)	(3,553)
Income (loss) from discontinued operations before income taxes	2,774	2,650	(104)	(73)
Income tax (expense) benefit	—	—	—	—
Income from discontinued operations	$2,774	$2,650	$(104)	$(73)

15. Subsequent events

On November 5, 2018, the Company amended the lease for the facility located at 320 Norwood Park South, Norwood, MA, or the 320 Lease. The amendment expands the permitted uses of the facility, consents to the restructuring events related to the Transaction and consents to a sublease of a portion of the facility.

On November 6, 2018, the Company completed the previously announced sale of its U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement and received approximately $137 million in cash proceeds. Upon closing of the Transaction, approximately $33 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of approximately $3 million.

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

During the three month period ended September 30, 2018, the Company announced that it had entered into a definitive agreement to sell the Company’s U.S. laboratory services business to Quest Diagnostics Incorporated. Accordingly, the assets and liabilities of this business have been classified as held for sale and the related operations reported in discontinued operations in the condensed consolidated financial statements for all periods presented. For further information on these changes, refer to Note 14, Discontinued operations.

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

We have incurred significant losses from inception and as of September 30, 2018 had an accumulated deficit of $221.8 million. We anticipate that our operating losses may decline following the sale of U.S. Laboratory Services Business to Quest, as we intend to reduce overhead costs and refocus the business on the sale of kits. Our revenue for the nine months ended September 30, 2018 was $44.4 million and for the nine months ended September 30, 2017 was $42.1 million. Our loss from continuing operations for the nine months ended September 30, 2018 was $20.2 million and for the nine months ended September 30, 2017 was $41.6 million.

Discontinued operations

On September 25, 2018, the Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Quest, Oxford Immunotec Limited and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company (“Oxford LLC”), pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. laboratory services business (the “U.S. Laboratory Services Business”) for gross proceeds of $170 million in cash (the “Transaction”). Of this amount, approximately $33 million will be paid directly to MidCap in settlement of all amounts due, as described in Note 7. Loans payable.

As contemplated in the Purchase Agreement, Oxford Immunotec USA, Inc., a Delaware corporation and a newly formed wholly owned subsidiary of Oxford Immunotec Limited (“Oxford USA”), joined the Purchase Agreement by way of a Joinder Agreement dated October 1, 2018.

The Transaction was consummated in accordance with the terms and conditions of the Purchase Agreement on November 6, 2018 (the “Closing Date”). Prior to and in connection with consummation of the Transaction, Oxford USA and Oxford LLC carried out a corporate restructuring pursuant to which (i) the assets and businesses of Oxford LLC other than the U.S. Laboratory Services Business were transferred to Oxford USA and (ii) Oxford LLC was converted into a limited liability company.

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, (ii) a technology license agreement and (iii) a long-term supply agreement (the “Supply Agreement”), pursuant to which Oxford USA agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T.SPOT.TB testing in the U.S.

For more information related to the Transaction, please refer to our discussion in the notes to our financial statements in Note 14. Discontinued Operations.

Financial operations overview

Revenue

We generate revenue mainly from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology and accounted for $15.6 million of our revenue in the third quarter of 2018. During the three month period ended September 30, 2018, the Company announced that it had entered into a definitive agreement to sell the Company’s U.S. laboratory services business to Quest Diagnostics Incorporated. Accordingly, the Company’s prior year revenues have been recast to present the U.S. laboratory services business as a discontinued operation. For further information on these changes, refer to Note 14, Discontinued operations.

Revenue mix

During the quarter, we offered our T-SPOT.TB test as both an in vitro diagnostic kit and a service. In the former, we sell test kits and associated accessories to distributors for resale and directly to institutions and laboratories that perform TB testing. In the latter, we have an established clinical testing laboratory in the U.K., where we perform our T-SPOT.TB test on samples sent to us by customers.

Revenue by type

By type, total revenues were as summarized in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
Product	$15,095	$13,419	$40,236	$37,713
Service	955	1,592	4,150	4,411
Total revenue	$16,050	$15,011	$44,386	$42,124

Revenue in the above table includes sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

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

	Three months ended September 30,
(in thousands, except percentages)	2018		2017
Revenue
United States	$2,876	18%	$3,381	23%
Europe and ROW	2,277	14%	2,213	15%
Asia	10,897	68%	9,417	62%
Total revenue	$16,050	100%	$15,011	100%

	Nine months ended September 30,
(in thousands, except percentages)	2018		2017
Revenue
United States	$11,615	26%	$12,496	30%
Europe and ROW	6,750	15%	5,933	14%
Asia	26,021	59%	23,695	56%
Total revenue	$44,386	100%	$42,124	100%

United States revenue in the above tables include sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements.

We expect our overall cost of revenue to increase as we continue to increase our volume of kits manufactured. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing operations that could help maintain or improve our overall margins.

On June 30, 2017, we entered into a Release and Settlement Agreement, or the Settlement Agreement, with Statens Serum Institut, or SSI, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which will improve future margins. On December 19, 2017, we amended our license agreement with Rutgers, The State University of New Jersey, which reduced our royalties due under the license. This agreement will further improve our future margins.

During the three months ended September 30, 2018 and 2017, our cost of revenue represented 28% and 35%, respectively, of our total revenue. For the nine months ended September 30, 2018 and 2017 our cost of revenue represented 29% and 35%, respectively, of our total revenue.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue
Product	$3,864	$4,035	$9,993	$11,319
Service	709	1,212	2,877	3,513
Total cost of revenue	$4,573	$5,247	$12,870	$14,832

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 72% and 65%, respectively, for the three months ended September 30, 2018 and 2017. Gross margins were 71% and 65%, respectively, for the nine months ended September 30, 2018 and 2017.

Research and development expenses

Our research and development efforts have historically focused on developing multiple new diagnostic tests that use our quantitative T cell measurement technology, including assays that may help transplant physicians better manage patients at risk of rejection and infection. We have also focused on improvements to our technology, such as T-Cell Select, which is a reagent kit available in Europe that allows automated sample preparation and enables the T-SPOT.TB test to be used with blood samples stored for up to 54 hours at room temperature.

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

During the three months ended September 30, 2018 and 2017, our research and development expenses represented 11% and 20%, respectively, of our total revenue. For the nine months ended September 30, 2018 and 2017, our research and development expenses represented 13% and 19%, respectively, of our total revenue.

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

During the three-month periods ended September 30, 2018 and 2017, our sales and marketing expenses represented 40% and 48%, respectively, of our total revenue. For the nine months ended September 30, 2018 and 2017, our sales and marketing expenses represented 47% and 53%, respectively, of our total revenue.

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

During the three months ended September 30, 2018 and 2017, our general and administrative expenses represented 51% and 47%, respectively, of our total revenue. For the nine-month periods ended September 30, 2018 and 2017, our general and administrative expenses represented 44% and 46%, respectively, of our total revenue.

Interest expense, net

Interest expense, net mainly relates to our October 4, 2016 MidCap agreement that provides us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provides us with a term loan of $30 million, which matures five years from closing. The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. The MidCap agreement also provides us with a revolving line of credit of up to $10 million, which matures five years from closing. The revolving line of credit accrues interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million. To date, we have not borrowed under the revolving line of credit.

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

Income (loss) from discontinued operations

On September 25, 2018, the Company entered into an agreement to sell the Company’s U.S. Laboratory Services Business. This agreement represents a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the condensed consolidated financial statements for all periods presented.

Results of operations

Comparison of three months ended September 30, 2018 and 2017

During the three month period ended September 30, 2018, the Company announced that it had entered into a definitive agreement to sell the Company’s U.S. laboratory services business to Quest Diagnostics Incorporated. Accordingly, the assets and liabilities of this business have been classified as held for sale and the related operations reported in discontinued operations in the condensed consolidated financial statements for all periods presented. For further information on these changes, refer to Note 14, Discontinued operations.

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended September 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$15,095	94%	$13,419	89%	$1,676	12%
Service	955	6%	1,592	11%	(637)	(40)%
Total revenue	16,050	100%	15,011	100%	1,039	7%
Cost of revenue:
Product	3,864	24%	4,035	27%	(171)	(4)%
Service	709	4%	1,212	8%	(503)	(42)%
Total cost of revenue	4,573	28%	5,247	35%	(674)	(13)%
Gross profit	11,477	72%	9,764	65%	1,713	18%
Operating expenses:
Research and development	1,754	11%	2,931	20%	(1,177)	(40)%
Sales and marketing	6,432	40%	7,257	48%	(825)	(11)%
General and administrative	8,132	51%	7,066	47%	1,066	15%
Change in fair value of contingent purchase price consideration	—	—%	(880)	(6)%	880	(100)%
Intangible assets impairment charge	—	—%	11,064	74%	(11,064)	(100)%
Settlement expense	212	1%	196	1%	16	8%
Total operating expenses	16,530	103%	27,634	184%	(11,104)	(40)%
Operating loss from continuing operations	(5,053)	(31)%	(17,870)	(119)%	12,817	(72)%
Interest expense, net	(673)	(4)%	(781)	(5)%	108	(14)%
Foreign exchange losses	(52)	(0)%	(624)	(4)%	572	(92)%
Other income	5	0%	—	—%	5	NM %
Loss from continuing operations before income taxes	(5,773)	(36)%	(19,275)	(128)%	13,502	(70)%
Income tax expense from continuing operations	(485)	(3)%	(222)	(1)%	(263)	118%
Loss from continuing operations	(6,258)	(39)%	(19,497)	(130)%	13,239	(68)%
Discontinued operations:
Income from discontinued operations before income taxes	2,774	18%	2,650	18%	124	5%
Income tax expense	—	—%	—	—%	—	NM %
Income from discontinued operations	2,774	18%	2,650	18%	124	5%
Net loss	$(3,484)	(23)%	$(16,847)	(112)%	$13,363	(79)%

Revenue

Revenue increased by 7% to $16.1 million for the three months ended September 30, 2018, compared to $15.0 million for the same period in 2017.

U.S. revenue, excluding revenue from discontinued operations, decreased by 15% to $2.9 million for the three months ended September 30, 2018, compared to $3.4 million for the same period in 2017, driven primarily by the decision to exit the blood donor screening business and the timing of kit shipments from our U.K. entity to the U.S. Laboratory Services Business.

Asia revenue increased by 16% to $10.9 million for the three months ended September 30, 2018, compared to the same period in 2017, due primarily to the timing of shipments to China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 18%. Europe and ROW revenue increased 3% to $2.3 million for the three months ended September 30, 2018, compared to the same period in 2017, due to strong TB sales and the additional contribution from the sale of Lyme kits. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 4% in 2018 compared to 2017.

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

By revenue type, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Product	$15,095	$13,419	$1,676	12%
Service	955	1,592	(637)	(40)%
Total revenue	$16,050	$15,011	$1,039	7%

Revenue in the above table includes sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
United States	$2,876	$3,381	$(505)	(15)%
Europe and ROW	2,277	2,213	64	3%
Asia	10,897	9,417	1,480	16%
Total revenue	$16,050	$15,011	$1,039	7%

Revenue in the above table includes sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue decreased by 13% to $4.6 million for the three months ended September 30, 2018 when compared to the same period in 2017. Gross margin was 72% and 65% for the three month periods ended September 30, 2018 and 2017, respectively.

	Three months ended September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Cost of revenue
Product	$3,864	$4,035	$(171)	(4)%
Service	709	1,212	(503)	(42)%
Total cost of revenue	$4,573	$5,247	$(674)	(13)%

Research and development expenses

Research and development expenses decreased to $1.8 million for the three months ended September 30, 2018 from $2.9 million for the same period in 2017. The decrease was largely due to lower salary and other employee related costs and lower consulting costs. As a percentage of total revenue, research and development expenses declined to 11% for the three months ended September 30, 2018 compared to 20% for the same period in 2017.

Sales and marketing expenses

Sales and marketing expenses decreased to $6.4 million for the three months ended September 30, 2018 from $7.3 million for the same period in 2017. The decrease was largely due to lower salary and other employee related expenses. As a percentage of total revenue, sales and marketing expenses declined to 40% for the three months ended September 30, 2018 compared to 48% for the same period in 2017.

General and administrative expenses

General and administrative expenses increased to $8.1 million for the three months ended September 30, 2018 from $7.1 million for the same period in 2017. The increase primarily reflected expenses related to the Transaction, partially offset by a decrease in legal fees. As a percentage of total revenue, general and administrative expenses increased to 51% for the three months ended September 30, 2018 from 47% for the same period in 2017.

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

Interest expense, net

Interest expense, net was $673,000 for the three months ended September 30, 2018, compared to $781,000 in the same period in 2017.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $52,000 for the three months ended September 30, 2018, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended September 30, 2017, we recorded foreign exchange losses of $624,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 32% of our sales for the three months ended September 30, 2018 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other income

Other income was $5,000 for the three months ended September 30, 2018. There was no other income or expense for the three months ended September 30, 2017.

Income from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest. For financial statement purposes, the net assets and results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our condensed consolidated financial statements as discontinued operations and assets held for sale.

The income from discontinued operations for the three months ended September 30, 2018 and 2017 was $2.8 million and $2.7 million, respectively.

Comparison of nine months ended September 30, 2018 and 2017

During the three month period ended September 30, 2018, the Company announced that it had entered into a definitive agreement to sell the Company’s U.S. laboratory services business to Quest Diagnostics Incorporated. Accordingly, the assets and liabilities of this business have been classified as held for sale and the related operations reported in discontinued operations in the condensed consolidated financial statements for all periods presented. For further information on these changes, refer to Note 14, Discontinued operations.

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended September 30,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$40,236	91%	$37,713	90%	$2,523	7%
Service	4,150	9%	4,411	10%	(261)	(6)%
Total revenue	44,386	100%	42,124	100%	2,262	5%
Cost of revenue:
Product	9,993	23%	11,319	27%	(1,326)	(12)%
Service	2,877	6%	3,513	8%	(636)	(18)%
Total cost of revenue	12,870	29%	14,832	35%	(1,962)	(13)%
Gross profit	31,516	71%	27,292	65%	4,224	15%
Operating expenses:
Research and development	5,969	13%	8,092	19%	(2,123)	(26)%
Sales and marketing	20,655	47%	22,175	53%	(1,520)	(7)%
General and administrative	19,349	44%	19,456	46%	(107)	(1)%
Change in fair value of contingent purchase price consideration	—	—%	(3,475)	(8)%	3,475	(100)%
Intangible assets impairment charge	—	—%	11,064	26%	(11,064)	(100)%
Settlement expense	1,979	4%	9,831	23%	(7,852)	(80)%
Total operating expenses	47,952	108%	67,143	159%	(19,191)	(29)%
Operating loss from continuing operations	(16,436)	(37)%	(39,851)	(95)%	23,415	(59)%
Interest expense, net	(2,011)	(5)%	(2,411)	(6)%	400	(17)%
Foreign exchange (losses) gains	(306)	(1)%	(1,277)	(3)%	971	(76)%
Other expense	(242)	(1)%	(262)	(1)%	20	(8)%
Loss from continuing operations before income taxes	(18,995)	(43)%	(43,801)	(104)%	24,806	(57)%
Income tax benefit (expense) from continuing operations	(1,182)	(3)%	2,189	5%	(3,371)	(154)%
Loss from continuing operations	(20,177)	(45)%	(41,612)	(99)%	21,435	(52)%
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(104)	(0)%	(73)	(0)%	(31)	42%
Income tax expense	—	—%	—	—%	—	NM %
Income (loss) from discontinued operations	(104)	(0)%	(73)	(0)%	(31)	42%
Net loss	$(20,281)	(46)%	$(41,685)	(99)%	$21,404	(51)%

Revenue

Revenue increased by 5% to $44.4 million for the nine months ended September 30, 2017, compared to $42.1 million for the same period in 2017.

U.S. revenue, excluding revenue from discontinued operations, decreased 7%, to $11.6 million for the nine months ended September 30, 2018, compared to $12.5 million for the same period in 2017, driven primarily by the decision to exit the blood donor screening business and the timing of kit shipments from our U.K. entity to the U.S. Laboratory Services Business.

Asia revenue increased by 10% to $26.0 million for the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to the timing of shipments to China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 9%. Europe and ROW revenue increased 14% to $6.8 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to strong TB sales and the additional contribution from the sale of Lyme kits. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 7% in 2018 compared to 2017.

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

By revenue type, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
Product	$40,236	$37,713	$2,523	7%
Service	4,150	4,411	(261)	(6)%
Total revenue	$44,386	$42,124	$2,262	5%

Revenue in the above table includes sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Revenue
United States	$11,615	$12,496	$(881)	(7)%
Europe and ROW	6,750	5,933	817	14%
Asia	26,021	23,695	2,326	10%
Total revenue	$44,386	$42,124	$2,262	5%

Revenue in the above table includes sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue decreased by 13% to $12.9 million for the nine months ended September 30, 2018 when compared to the same period in 2017. Gross margin was 71% and 65% for the nine month periods ended September 30, 2018 and 2017, respectively.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2018	2017	Amount	%
Cost of revenue
Product	$9,993	$11,319	$(1,326)	(12)%
Service	2,877	3,513	(636)	(18)%
Total cost of revenue	$12,870	$14,832	$(1,962)	(13)%

Research and development expenses

Research and development expenses decreased to $6.0 million for the nine months ended September 30, 2018 from $8.1 million for the same period in 2017. The decrease was largely due to lower clinical costs and consulting costs. As a percentage of total revenue, research and development expenses declined to 13% for the nine months ended September 30, 2018 compared to 19% for the same period in 2017.

Sales and marketing expenses

Sales and marketing expenses decreased to $20.7 million for the nine months ended September 30, 2018 from $22.2 million for the same period in 2017. The decrease was largely due to lower salary and other employee related expenses and a decrease in marketing costs. As a percentage of total revenue, sales and marketing expenses declined to 47% for the nine months ended September 30, 2018 compared to 53% for the same period in 2017.

General and administrative expenses

General and administrative expenses decreased to $19.3 million for the nine months ended September 30, 2018 from $19.5 million for the same period in 2017. The decrease primarily reflected a decrease in legal fees. As a percentage of total revenue, general and administrative expenses declined to 44% for the nine months ended September 30, 2018 from 46% for the same period in 2017.

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

Interest expense, net

Interest expense, net was $2.0 for the nine months ended September 30, 2018, compared to $2.4 million in the same period in 2017.

Foreign exchange losses

We recorded foreign exchange losses of $306,000 for the nine months ended September 30, 2018, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the nine months ended September 30, 2017, we recorded foreign exchange losses of $1.3 million. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 32% of our sales for the nine months ended September 30, 2018 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense was $242,000 for the nine months ended September 30, 2018, compared to expense of $262,000 for the nine months ended September 30, 2017.

Income (loss) from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest. For financial statement purposes, the net assets and results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our condensed consolidated financial statements as discontinued operations and assets held for sale.

There was a loss from discontinued operations of $104,000 for the nine months ended September 30, 2018, compared to a loss from discontinued operations for the nine months ended 2017 of $77,000.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. For the nine months ended September 30, 2018, we had a loss from continuing operations of $20.2 million and used $20.9 million of cash for operating activities. As of September 30, 2018, we had an accumulated deficit of $221.8 million. We incurred a loss from continuing operations of $41.6 million and used $31.1 million of cash for operating activities for the nine months ended September 30, 2017.

As noted above, on October 4, 2016, we entered into a credit agreement with MidCap Financial Trust. The credit agreement consisted of a 60 month, $30 million term loan and a $10 million revolving line of credit, both of which mature on September 30, 2021. The availability of funds under the revolving line of credit is based upon our eligible accounts receivable and eligible inventory. To date, we have not borrowed under the revolving line of credit. Based on certain conditions, both the term loan and revolving line of credit may be increased by an additional $10 million for a total of $60 million.

The term loan accrues interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan begins to amortize. We have the intention and ability to extend the interest only period.

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

As of September 30, 2018, we had cash and cash equivalents, including restricted cash, of $70.4 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(in thousands)	2018	2017

Cash and cash equivalents, including restricted cash	$70,356	$67,943
Accounts receivable, net	7,080	8,788

Net cash used in operating activities from continuing operations	$(20,914)	$(31,054)
Net cash used in investing activities from continuing operations	(4,884)	(735)
Net cash provided by financing activities	2,375	39,536
Net operating cash flows provided by discontinued operations	6,778	3,690
Net investing cash flows used in discontinued operations	(2,527)	(3,294)
Net financing cash flows used in discontinued operations	(10)	(9)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(994)	499
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(20,176)	$8,633

Cash flows for the nine months ended September 30, 2018 and 2017

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $20.9 million during the nine months ended September 30, 2018, which included a net loss of $20.2 million, non-cash expenses of $6.1 million, and cash used for changes in operating assets and liabilities of $6.9 million. The non-cash items included share-based compensation expense of $3.6 million, deferred tax expense of $1.1 million, depreciation and amortization of intangible assets of $953,000, accretion and amortization of loan fees of $421,000, and a loss on disposal of property and equipment of $84,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $6.0 million, an increase in accounts receivable of $1.3 million, an increase in prepaid expenses and other assets of $270,000, and a decrease in other liabilities of $70,000, partially offset by a decrease in inventory of $773,000. The decrease in accounts payable and accrued liabilities was largely due to payments in the first nine months of 2018 for royalties on intellectual property and bonuses that were accrued for at December 31, 2017, as well as the timing of payments. The increase in accounts receivable reflects growing sales and timing of customer payments. The increase in prepaid expenses and other assets and the decrease in other liabilities reflects the timing of certain payments. The decrease in inventory reflects our efforts to better manage our inventory.

Net cash used in operating activities from continuing operations was $31.1 million during the nine months ended September 30, 2017, which included a net loss of $41.6 million, net non-cash expenses of $ 11.1 million and cash used for changes in operating assets and liabilities of $561,000. The non-cash items consisted of intangible assets impairments charges of $11.0 million, share-based compensation expense of $4.1 million, depreciation and amortization expense of $1.3 million and accretion and amortization of loan fees expense of $429,000. Partially offsetting these charges were credits for the change in fair value of contingent purchase price consideration of $3.5 million and deferred income taxes of $2.3 million. The cash from changes in operating assets and liabilities included an increase in accounts receivable of $3.7 million, a decrease in accounts payable and accrued liabilities of $3.8 million, an increase in inventory of $487,000, and an increase in prepaid expenses and other assets of $422,000, largely offset by an increase in other liabilities of $7.6 and deferred income of $286,000.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $4.9 million during the nine months ended September 30, 2018 and consisted of purchases of property and equipment.

Net cash used in investing activities from continuing operations was $735,000 during the nine months ended September 30, 2017 and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash provided by financing activities from continuing operations was $2.4 million during the nine months ended September 30, 2018.

Net cash provided by financing activities from continuing operations was $39.5 million during the nine months ended September 30, 2017, which mainly reflects the Offering, which resulted in approximately $39.3 million of net proceeds to us after deducting underwriting discounts and offering expenses.

Discontinued operations

Net cash provided by discontinued operations for 2018 related to $6.8 million provided by operating activities of discontinued operations, partially offset by cash used in investing activities of discontinued operations of $2.5 million for the purchase of property and equipment.

Net cash provided by discontinued operations for 2017 related to $3.7 million provided by operating activities of discontinued operations, partially offset by $3.3 million used in investing activities of discontinued operations for the purchase of property and equipment.

Employees

As of September 30, 2018, we had 414 employees. However, in conjunction with the Transaction, approximately 210 employees will be moving to Quest. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Contractual obligations

In March 2018, we entered into an agreement relating to our location in Norwood, Massachusetts to bifurcate our existing lease for two adjacent facilities into two separate leases, as one of the facilities was being sold to a new owner. The first of the two leases, which is referred to as the “315 Lease”, relates to about 18,000 rentable square feet within a larger facility. The 315 Lease was amended in September 2018 to extend the term through March 31, 2023. The escalating monthly base rental payments on the 315 Lease over the lease term will range from $34,000 per month to $37,000 per month.

The second lease, which extends through March 31, 2023, is referred to as the “320 Lease” and relates to a building containing about 39,000 rentable square feet. The escalating monthly base rental payments on the 320 Lease over the lease term will range from $67,000 per month to $83,000 per month. The Company will have two options to extend the lease term, each for a five-year period.

In June 2018, we entered into a lease for new space in Abingdon, England, which extends through June 30, 2033, that will allow us to combine our manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. Select functional groups began moving into the facility during the third quarter of 2018.

We had been leasing approximately 14,000 square feet in Boston, Massachusetts, which included a clinical and research laboratory directed to the development and testing of the products acquired from Immunetics. The lease for the Boston facility expired in July 2018, at which time the operations were consolidated into our Norwood, Massachusetts facility. Rent under this lease had been $263,000 annually.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

With the exception of the risk factors below, there have been no material changes from the Risk Factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

RISKS RELATED TO THE SALE OF OUR U.S. LABORATORY SERVICES BUSINESS TO QUEST

We will be subject to business uncertainties and contractual restrictions due to the Transaction.

The pursuit of the Transaction and the preparation for the integration of the U.S. Laboratory Services Business with Quest may place a significant burden on management and internal resources. Any significant diversion of management and employee attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. Our customers, employees, partners and other parties may have uncertainties about the effects of the Transaction. In connection with the Transaction, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Transaction. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock.

For more information related to the Transaction, please refer to Note 14. Discontinued Operations and Note 15. Subsequent events, in the notes to our financial statements and also to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report.

The Purchase Agreement exposes us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify Quest for damages resulting from or arising out of any inaccuracy or breach of our representations, warranties or covenants in the Purchase Agreement, any and all of our liabilities not assumed by Quest in the Transaction and for certain other matters. Pursuant to the Purchase Agreement, other than in the case of damages arising out of actual and intentional fraud of an indemnifying party, in no event will we or Quest be required to indemnify each other for any damages that exceed the final Transaction purchase price of $170 million. Yet, any event that results in a right for Quest to seek indemnity from us could result in a substantial payment from us to Quest and could have a material adverse effect on our financial condition and results of operations.

Litigation may arise in connection with the Transaction, which could be costly, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Transaction, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Transaction may materially adversely affect our business, financial condition and operating results. Any litigation related to the Transaction may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: November 9, 2018	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2018	/s/	Richard M. Altieri
Richard M. Altieri
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*+

Limited Liability Company Interest Purchase Agreement, dated September 25, 2018, by and among Oxford Immunotec Global PLC, Quest Diagnostics Incorporated, Oxford Immunotec Limited and Oxford Immunotec, Inc.

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1+

Fifth Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. entered into on September 17, 2018.

10.2	Form of Special Bonus Agreement, U.S. Employees.
10.3	Form of Special Bonus Agreement, U.K. Employees.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at September 30, 2018 and December 31, 2017; (ii) Condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to unaudited condensed consolidated financial statements.

*

Certain exhibits and schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

+	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.