Form 10-K
period 2018-12-31
Oxford Immunotec Global PLC
filed 2019-03-28
CIK 1586049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐

Non-accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2019, there were 26,617,311 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Ordinary Shares held by non-affiliates was approximately $283,039,200.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●

our failure to meet our obligations arising from the sale of our U.S. laboratory services business, or the U.S. Laboratory Services Business, with Quest Diagnostics Incorporated, or Quest, a Delaware corporation, or the Transaction;

●	the potential disruption of management time from ongoing business operations due to the Transaction;

●	our exposure to potential litigation and contingent liabilities pursuant to the Transaction that could have a material adverse effect on our financial condition;

●	our history of losses, our ability to achieve or sustain profitability and our ability to manage our growth;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;

●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;

●	continued demand for diagnostic products for tuberculosis, tick-borne diseases and other than immune-regulated conditions and the development of new market opportunities;

●	our ability to compete successfully and to maintain and expand our sales network;

●	coverage and reimbursement decisions of third-party payors, as well as guidelines, recommendations, and studies published by various organizations related to the use of our products;

●	decisions by insurers and other third party payors with respect to coverage and reimbursement for our products;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

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

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	the impact of legislative and regulatory developments, including healthcare and tax reform, on our business;

●	the impact of product liability, intellectual property and commercial litigation on our business;

●	our ability to comply with Securities and Exchange Commission, or SEC, reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;

●	our ability to maintain our licenses to sell our products around the world, including in countries such as China and the U.S. and in the several U.S. states requiring licensure;

●	our ability to protect and enforce our intellectual property rights;

●	our status as an English company listing ordinary shares in the U.S.;

●

the volatility of the price of our ordinary shares, including the risk the Transaction could have adverse effects on the market price of our ordinary shares, substantial future sales of our ordinary shares and the fact that we do not pay dividends; and

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

Part I

Item 1. Business

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory, and sales and marketing capabilities we have developed over our sixteen year history. Our proprietary T-SPOT®1.TB test utilizes our T-SPOT technology platform to test for tuberculosis, which is the leading cause of infectious disease death worldwide.

On November 6, 2018, we completed the sale of our U.S. Laboratory Services Business to Quest, for gross proceeds of $170 million in cash. This Transaction represented a strategic business shift and it had a major effect on our operations and financial results. Following the Transaction, we have approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom.

Our T-SPOT.TB test

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

According to the World Health Organization, or the WHO, approximately 23% of the world’s population, or about 1.7 billion people, are infected with M. tuberculosis. Despite the availability of an effective treatment, TB is the leading cause of infectious disease death worldwide and remains one of the top ten causes of death worldwide from any cause. The WHO estimated that in 2017 approximately 10 million people developed TB disease, of which approximately 1.6 million people died.

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

We estimate that there are approximately 22 million LTBI tests performed each year in the United States, the majority of which are performed within the healthcare system in a variety of settings, including hospitals, public health offices, physicians’ offices and clinics. Outside the United States, we estimate the total number of tests exceeds 28 million each year, for a combined market size of over 50 million LTBI tests annually.

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

1“T-SPOT®,” “T-Cell Xtend®,” “Oxford Diagnostic Laboratories®,” “ODL®,” “Immunetics®,” the Oxford Immunotec logo, our laboratory logo and other marks are our trademarks. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

Our T-SPOT.TB test addresses the limitations of the TST by directly measuring antigen-specific T cells indicative of TB infection. We use two TB-specific antigens, ESAT-6 and CFP10, to stimulate T cells that have previously been exposed to MTB, which causes them to release a cytokine called interferon-gamma. Interferon-gamma is one of the dominant cytokines released by activated T cells when encountering MTB. In contrast to the PPD reagent used in the TST, these two antigens are not shared with the BCG vaccine or with most non-tuberculous mycobacteria. Because our test detects individual T cells via their release of interferon-gamma, our test is sometimes referred to generically as an IGRA.

Our proprietary T-SPOT.TB test leverages our T-SPOT technology platform, which allows us to measure the response of specific immune cells to inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. Our T-SPOT.TB test has been approved for sale in over 50 countries, including the United States, where we have received premarket approval, or PMA, from the Food and Drug Administration, or FDA, in Europe, where we have obtained a CE mark, as well as in Japan and China. An interferon-gamma release assay, or IGRA, such as our T-SPOT.TB test has been included in clinical guidelines for TB testing in over 30 countries, including the United States, several European countries, China and Japan. In addition, we have established reimbursement for our test in the United States, as well as a Current Procedural Terminology, or CPT, code that is unique to our test. Outside the United States, we have established reimbursement in several countries where reimbursement applies, including Japan, Switzerland, Germany, France and South Korea. We have also established the cost-effectiveness of our test in several published studies. We believe the annual global market opportunity for our T-SPOT.TB test is well in excess of $1 billion, assuming we can largely displace the tuberculin skin test, or TST, in the developed world.

Our T-SPOT.TB commercialization strategy

We currently offer our T-SPOT.TB test as an in vitro diagnostic kit globally, meaning we sell test kits and associated accessories to laboratories that perform the testing themselves. We have also established a clinical testing laboratory in the United Kingdom, where we perform our T-SPOT.TB test on samples sent to us by customers. We market our service offering under the name Oxford Diagnostic Laboratories®, or ODL®.

Our test is widely reimbursed both internationally, with reimbursement established in Japan, Switzerland, Germany, France and South Korea, and in the U.S., where we have established a unique CPT code for our test.

We believe that clinical guidelines, which are recommendations issued by national medical societies or public health bodies, are a driving factor in a clinician’s decision to use a specific diagnostic test. IGRAs, such as our T-SPOT.TB test have been included in clinical guidelines for TB testing in over 30 countries, including the United States, several European countries, China and Japan. In recent years, the use of IGRAs has been increasingly recommended and our sales and marketing activities will continue to look to exploit these increasingly positive guidelines updates.

●

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

●

In February 2018, the CDC issued a notification informing the United States Citizenship and Immigration Services that a revised tuberculosis technical instruction would go into effect on October 1, 2018. As of the effective date, when a test for cell-mediated immunity to TB is required, all civil surgeons must use an FDA-approved IGRA test; performing a skin test is no longer allowed.

●

In June 2018, updated guidelines from the American Academy of Pediatrics, or AAP, were published in the AAP’s 2018 Red Book: Report of the Committee on Infectious Diseases, or the Red Book. The Red Book contains a composite summary of current recommendations representing the policy of the AAP on various aspects of infectious diseases and is issued every three years.

●

The AAP guidelines include specific recommendations for the use of IGRAs, such as our T-SPOT.TB test, and the recommended age for IGRA use was lowered from five years to two years in these updated guidelines.

●

In May 2018, IGRAs, of which our T-SPOT.TB test is one of two available globally, were included in the World Health Organization’s first ever List of Essential In Vitro Diagnostics (EDL). The EDL includes the 113 most important tests recommended by the WHO for use at various levels of the health care system. These essential diagnostics satisfy the priority health care needs of the population and were selected with due regard to disease prevalence and public health relevance, evidence of efficacy and accuracy, and comparative cost-effectiveness. 58 of the tests listed are for the detection and diagnosis of a wide range of common conditions, providing an essential package that can form the basis for screening and management of patients. The remaining 55 tests are designed for the detection, diagnosis, and monitoring of WHO key disease areas, for which there is high quality evidence – HIV, tuberculosis (TB), malaria, hepatitis B and C, syphilis and human papilloma virus.

We believe that these guidelines, and similar national guidelines outside the United States in countries such as China, allow us to access the vast majority of the current TST market and assert the superiority of an IGRA in significant segments of the market.

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

We have been investing in product development initiatives that we believe will increase use of T-SPOT.TB by new and existing customers, enable TB testing in new locations and create more formidable barriers to entry within the LTBI testing market long-term. For example, in April 2018, we obtained a CE mark for the T-Cell SelectTM kit, which can be used to isolate mononuclear immune cells using positive selection via a magnetic bead cell separation system. Expected benefits of T-Cell Select include simplified workflow, improved throughput, reduced hands-on time and reduced labor costs in performing T-SPOT.TB. Furthermore, with T-Cell Select, blood samples can be collected in a single standard blood tube and stored for up to 54 hours at room temperature before use in the test, further extending our simplicity and logistics advantages for customers.

We also have a number of capabilities that we believe we can leverage in developing and commercializing products. We have a proven track record of running multi-center clinical trials, changing guidelines and establishing reimbursement, capabilities that are important to commercial success of diagnostic products. We have the experience and capability to gain regulatory clearance to manufacture and sell products meeting the regulatory requirements of numerous countries around the world. This, combined with our global sales and marketing infrastructure, which includes sales and marketing teams on three continents, and a laboratory in the United Kingdom allows us to generate revenues in a large number of countries. Our current customer base includes hospitals, commercial testing laboratories, importers and distributors.

T-SPOT.TB regulatory approvals and clinical validation

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

●

China. We obtained initial approval for our T-SPOT.TB test from the China Food and Drug Administration, or the CFDA, in 2010. Consistent with CFDA re-registration requirements, we secured re-registration of our test in 2014, which will remain effective until November 2019.

●	Japan. We obtained approval for our T-SPOT.TB test from the Ministry of Health, Labour and Welfare, or MHLW, in 2012.

In addition to being validated in multiple clinical studies, our T-SPOT.TB test has also been the subject of nearly 500 peer-reviewed publications in scientific journals including several meta-analyses.

In April 2018, we declared conformity enabling us to attach the CE mark for the T-Cell Select kit, which can be used to isolate mononuclear immune cells using positive selection via a magnetic bead cell separation system. In December 2018, we obtained acceptance of the regulatory notification for the T-Cell Select kit by the CFDA.

Our T-SPOT technology platform

The human immune system is composed of two principal branches: cellular (T cell) immunity and humoral (B cell and antibody-based) immunity. Through our T-SPOT technology platform we can efficiently measure marker-specific T cell responses at a single cell level and thereby inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. We believe these areas are attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions.

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

Our T-SPOT technology offers many technical advantages including high analytical sensitivity, potential application across multiple diseases and conditions and standardization of white blood cell counts, which makes our technology particularly useful in immunocompromised patients, such as those undergoing transplant surgery or immunosuppressive therapy. We employ proprietary manufacturing processes and protocols designed to cost-effectively and reliably produce key elements of our T-SPOT technology, including the process for coating microtiter plates with cytokine antibodies, such as IFN-y antibodies, and our quality control testing procedures.

Competitive landscape

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

Other than the TST, our principal competitor is the QuantiFERON®2-TB Gold Plus test, or QFN Plus, which was approved for sale in Japan in 2018, the U.S. in 2017 and has been available in Europe since 2016. Early publications suggest similar performance characteristics between QFN Plus and its predecessor.

We have been competing with QFN Plus, or prior versions of this test, since the launch of our T-SPOT.TB test in 2004. Based on our experience, we believe that we have several performance advantages over QFN Plus, including:

●

In our pivotal clinical studies conducted in support of our PMA, T-SPOT.TB test results were not impacted by immunocompromised status or immunosuppression. The U.S. package insert for the QFN Plus test notes that the performance of the USA format of the QFN Plus test has not been extensively evaluated with specimens from the following groups of individuals: individuals who have impaired or altered immune functions, individuals younger than age 17 years, and pregnant women. The package insert also notes that the minimum number of lymphocytes required for a reliable test result has not been established and may also be variable. We believe this is an important differentiating factor in patient populations with weakened immune systems, such as those on biologic therapies, corticosteroid or other immunosuppressive treatments, those with HIV and those undergoing dialysis or organ transplantation.

●	In the FDA pivotal studies in the United States, our T-SPOT.TB test was shown to have sensitivity advantages over the QFN Plus test.

We have also been successful in securing differential reimbursement for T-SPOT.TB in certain geographies, including France and the U.S. In the U.S., where we have established a unique CPT code for our test, this differential reimbursement has been maintained even following recent adjustments to the Clinical Lab Fee Schedule based upon the provisions of the Protect Access to Medicare Act, or PAMA. In 2018, The Centers for Medicare & Medicaid Services, or CMS, reimbursement for our test under CPT code 86481 was approximately $100 per test; CMS reimbursement for QFN Plus under CPT code 86480 was approximately $77 per test. Under PAMA, reimbursement for our T-SPOT.TB test for the years 2019-2020 will remain unchanged from 2018 rates. In contrast, the reimbursement for QFN Plus will decrease to approximately $62 by 2020.

Other products

Our C6 Borrelia burgdorferi (Lyme) ELISA kit, or C6 Lyme ELISA kit, measures Lyme specific antibodies by leveraging a synthetic version of the C6 peptide antigen, a marker specific to Borrelia burgdorferi, the causative organism of Lyme disease in the U.S. The test kit is FDA cleared and CE marked in the European Union. The test has been the subject of over 20 peer-reviewed publications.

Our T-SPOT.CMV test utilizes our T-SPOT technology platform to measure the strength of a patient’s cellular immune response to antigens specific to cytomegalovirus, or CMV, and provides information that may be useful in informing management strategies of patients at risk of CMV infection and disease, such as transplant patients. Our T-SPOT.CMV test is CE marked as a kit in the European Union.

Neither test is currently a material source of revenues for the Company.

2 QuantiFERON® is a registered trademark of Qiagen N.V.

Pipeline

We have active development programs to enhance our T-SPOT.TB test offering. We are developing multiple product enhancements that aim to improve the clinical utility of our test and improve test workflow and automation. We believe these enhancements will also serve to increase the barriers to entry in both the U.S. and outside the U.S.

Product development activities are inherently uncertain, and there can be no assurance that we will be able to obtain regulatory body clearance to market our products. Delays in obtaining regulatory clearance may allow for increased competition, thereby potentially impacting the successful commercialization of our products. In addition, we may terminate our development efforts with respect to one or more of our products under development at any time, including before or during clinical trials, based upon changed market conditions.

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

The intellectual property relating to our T-SPOT.TB test that we own or license includes 12 issued U.S. patents and 13 issued patents and one pending patent application in other jurisdictions, as well as registered trademarks, proprietary manufacturing processes and protocols, and proprietary methods directed towards achieving rapid throughput in assay performance.

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

Our technology patents contain claims to methods of measuring marker-specific effector T cell responses at a single-cell level to certain peptides of ESAT-6 to diagnose TB infection. In December 2017, as part of the settlement of our patent infringement action, we received a one-time, lump sum payment of $27.5 million from Qiagen Inc., or Qiagen. The settlement agreement included a non-exclusive, royalty-free license to certain of our patents for use in Qiagen’s QFN products. See “Legal Proceedings” for more information. These patents expire in late 2019.

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

We also have licensed certain patents related to the detection of antibody-secreting B cells specific for HLA. We also have two patents under license and acquired a patent family application, pending in four territories, relating to additional TB antigens. The expected expiration dates of the licensed patents range from April 2019 to May 2032. We can give no assurance that any of our current or future research and development programs will result in the development and validation of any diagnostic test that leverages any of these patents or patent applications or otherwise.

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

We have royalty obligations under some of our current license agreements that are measured in part based upon our sales levels. Where our royalty obligations are calculated on our net sales, the definition of net sales varies by agreement and typically resulted in a lower effective royalty rate on our service revenue than on sales of our kits. Currently, our aggregate royalty burden for our T-SPOT.TB test under all license and assignment agreements, as a percentage of gross product and service revenue, is in the low single digits. Under our license agreements, we may be responsible for paying, or contributing to, patent prosecution and maintenance costs or subject to diligence obligations. We believe we are in compliance with all obligations of our license agreements.

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

The amount we pay to Oxford Innovation for our royalty obligation is equal to a royalty rate in the low single digits. Our aggregate royalty obligation payments to Oxford Innovation through December 31, 2018 have been $3.1 million. Our royalty obligations to Oxford Innovation will cease when there are no valid patent claims still in force.

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

We must make semi-annual royalty payments to Rutgers. Although the agreement contains minimum royalty obligations, the amount of royalties due based on our actual sales utilizing the licensed patents has exceeded the minimum for a number of years and we expect our royalties on actual sales will continue to exceed the minimum for the duration of our royalty obligations. We pay a royalty rate in the low single digits. Our aggregate payments to Rutgers through December 31, 2018 for signing fees, annual fees, milestones and royalties, including minimum royalties, have been $3.5 million. Our royalty obligations to Rutgers will cease when there are no valid patent claims still in force covering licensed products or assays. Previously, we made a number of other payments to Rutgers for license issue fees, annual license fees and milestone payments. No such future payments are required under the license.

Other

Our C6 Lyme ELISA kit incorporates the VIsE protein and C6 peptide, the most immunodominant portion of the VIsE protein. The protein is the subject of a patent held by Tulane University, or Tulane. We have also licensed four patents that relate to our C6 Lyme ELISA kit. The license from Tulane grants us the exclusive right to use the C6 peptide in a diagnostic test for Lyme disease in humans. The license from Tulane has a royalty rate in the single digits and expires in 2019 in the U.S. and in 2020 in other jurisdictions.

Trademarks and other protection

The trademarks we employ in our business include T-SPOT, T-Cell Xtend, T-Cell Select, Oxford Diagnostic Laboratories, or ODL, the Oxford Immunotec logo, our laboratory logo and the word Immunetics. We have obtained registrations in the United States for T-SPOT, T-Cell Xtend, Oxford Diagnostic Laboratories, the Oxford Immunotec logo and the word Immunetics. We have also obtained or are seeking registrations for certain of these trademarks in other jurisdictions, including the United Kingdom, the European Community, Japan and China. We have also secured numerous internet domain name registrations.

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

Our trade secrets

There are several areas in which we have developed trade secrets relating to manufacturing that we believe provide a competitive advantage with respect to our T-SPOT.TB test. It is essential to the performance of ELISPOT tests used to detect the release of interferon-gamma from stimulated T cells that the microtiter plates used in the test be smoothly coated with the proper amount of interferon-gamma antibodies. For volume manufacturing, these coated plates must also meet stringent shelf life requirements. Our plate-coating process meets these criteria and cost-effectively provides reliable results. We believe this approach results in significant cost savings for us without sacrificing our compliance with either good manufacturing practices or our own high standards.

As part of our test offerings, we use unique formulations of peptides and other reagents that we believe are important to the accuracy of our tests. Further, we have devoted substantial time and resources to the development of processes and techniques that have resulted in cost reductions in our test manufacture and in assay performance in our service laboratory. In our U.K. ODL facility, we have streamlined the workflow process to allow for rapid throughput, which reduces labor costs and reduces the time we take to provide test results to our customers. In addition, we have developed and validated automated solutions for the assay process, including proprietary protocols for maximizing efficiencies garnered from the automation equipment. These methods are useful in our current test offerings, and will be applicable to future tests we may develop using our T-SPOT technology and other platforms. We believe the manufacturing process and assay performance efficiencies we have developed and employ could not easily or quickly be developed by others.

Manufacturing and laboratory facilities

Our tests are generally manufactured by us from materials we obtain from a limited number of suppliers. We manufacture our T-SPOT.TB test at our U.K. corporate headquarters in Abingdon, England, where we currently lease approximately 2,800 square feet of manufacturing space. The lease covering this space expires in 2020 and our current rent for the manufacturing space is $95,000 annually, which is subject to change. Our manufacturing facility is certified to ISO 13485. Our space in Abingdon also includes 6,400 square feet of storage/warehouse space. The leases covering this space expires in 2025 and our current rent for the storage/warehouse space is $67,000 annually, which is subject to change.

In June 2018, the Company entered into a lease for a new space in Abingdon, England, which extends through June 30, 2033, or the 143 Park Lease, that will allow us to combine our manufacturing, laboratory, storage and office operations into a single facility.  The 143 Park Lease covers 27,000 square feet of laboratory, office, storage, manufacturing and other mixed use space.  Initial rent under the 143 Park Lease is approximately $39,000 per month. When the lease on the Company's existing manufacturing and laboratory facility expires in December 2020, or possibly sooner, and we fully occupy the space subject to the 143 Park Lease, rent will increase to $79,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date. Select functional groups moved into the facility in the second half of 2018.

In connection with the sale of our U.S. Laboratory Services Business to Quest, we entered into a sublease with Quest for approximately 9,000 square feet of warehousing and office space in Norwood, MA. The sublease expires in November 2020. The base rent for the space subject to sublease is approximately $17,000 per month.

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

EMD Millipore Corporation. We entered into a supply agreement with EMD Millipore Corporation, or Millipore, in 2009, which was amended in 2013 and 2014, and expired on December 31, 2018. In January 2019, we entered into a new agreement with Millipore (UK) Ltd, or Merck, a subsidiary of Millipore. Pursuant to the agreement, Merck supplies us with the membrane plates used in tests incorporating our T-SPOT technology. We provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the size of our orders. The agreement expires, unless earlier terminated, on December 31, 2024. Each party has the right to terminate in the event of a material uncured default by the other party. Each party also has the right to terminate the Agreement upon at least twelve months’ prior written notice. In the event Merck exercises its right of termination, we may continue to purchase goods under the agreement for up to twelve months following termination.

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

The current term of the agreement expires, unless earlier terminated, on December 31, 2019, subject to automatic renewals for additional one-year periods in the absence of specified notice by either party. Each party has the right to terminate in the event of a material uncured breach by the other party, or in the event of a bankruptcy or insolvency proceeding involving the other party.

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

Life Technologies Corporation. We entered into a supply and reseller agreement with Life Technologies Corporation, or Life Tech, in 2013, amended in 2014, 2016 and 2017, which expired on December 31, 2018. In January 2019, we entered into an amended and restated supply and reseller agreement with Life Tech, which will expire on December 31, 2019. Pursuant to the Agreement we purchase and resell a product that can be used in performing assays using our T-SPOT technology. We have a minimum annual purchase obligation under the agreement, as well as obligations to purchase certain amounts based on our rolling forecasts of anticipated purchases. Either party may terminate for a material uncured breach, the insolvency or bankruptcy of the other party, if one of our twelve-month forecasts does not reflect any anticipated purchases of product or if we purchase no product during a consecutive twelve-month period.

Key customer relationships

Our customers include independent laboratories, large hospital systems and public and private institutions. Our customer relationships also include our distributors outside of the U.S. We believe our relationships with Quest and with two of our distributors are key customer relationships.

Quest Diagnostics, Incorporated. We have a supply agreement with Quest Diagnostics, Incorporated, or Quest, which was made as of the closing of the sale of our U.S. Laboratory service business to Quest. Pursuant to the supply agreement, we sell T-SPOT.TB kits and certain accessories to Quest. The agreement expires on November 6, 2025. Each party may terminate the supply agreement for a material uncured breach or in any event of bankruptcy or an equivalent winding up of the other party’s business.

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

The agreement expires on January 1, 2021. Either party may terminate the agreement for a material uncured breach or in the event of bankruptcy or an equivalent winding up of the other party’s business. We may terminate the agreement if Fosun does not meet the minimum purchase requirements, for late payment or if Fosun undergoes a change in control. We amended the agreement twice during 2018 to adjust the rebate available upon Fosun’s achievement of minimum purchase quantities.

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

Our T-SPOT.TB test has been approved for sale in over 50 countries, including in Europe, China, and Japan. Our T-SPOT.TB test obtained a CE mark in 2004, CFDA approval in China in 2010 and re-registration in 2014, and MHLW approval in Japan in 2012. Our T-SPOT.CMV test obtained a CE mark in 2015 and our C6 Lyme ELISA kit obtained a CE mark in 2011.

Laboratory certification, accreditation and licensing

Our laboratory located in the United Kingdom operates under accreditation by the United Kingdom Accreditation Service, or UKAS, for the International Standard: ISO 17025:2017 (General requirements for the competence of testing and calibration laboratories). Compliance with this standard is required to maintain accreditation and the continued use of the UKAS logo on our laboratory documentation. National Health Service (NHS)-based customers require that the testing services they procure operate to an accredited quality management system, which is evidenced by the UKAS accreditation. Therefore, a failure to maintain this accreditation could cause us to lose a substantial majority of our U.K. service business.

HIPAA and other privacy laws

U.S. Health Insurance Portability and Accountability Act, or HIPAA, established for the first time in the United States comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or Covered Entities: health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their Business Associates, as defined in HIPAA, must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. Since the divestiture of our U.S. Laboratory Services Business, we are no longer a Covered Entity. We may conduct other activities that may implicate HIPAA, such as conducting clinical studies or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity.

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

U.S. federal and state “anti-kickback” restrictions

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

Employees

As of December 31, 2018, we had 210 employees. None of our employees is covered under a collective bargaining agreement. We have not experienced any work stoppages and we believe our employee relations are good.

Environmental matters

Our operations require the use of hazardous materials, which, among other matters, subjects us to a variety of national, state and local environmental, health and safety laws, regulations and permitting requirements, including those relating to the handling, storage, transportation and disposal of biological and hazardous materials and wastes. The primary hazardous materials we handle or use include human blood samples and solvents. Some of the regulations under the current regulatory structure provide for strict liability, holding a party liable for contamination at currently and formerly owned, leased and operated sites and at third-party sites without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, operations or activities should contamination of the environment or individual exposure to hazardous substances occur. We could also be subject to significant fines for failure to comply with applicable environmental, health and safety requirements. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

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

Item 1A. Risk Factors

Risks related to our business.

We have a history of losses and we cannot be certain that we will achieve or sustain profitability.

We have a history of losses and may continue to incur losses from continuing operations. For the fiscal years ended December 31, 2018, 2017 and 2016, we had income (losses) from continuing operations of $12.5 million, $(33.2) million and $(21.6) million, respectively, and we had an accumulated deficit at December 31, 2018 of $80.8 million. Substantially all of our operating losses in these periods resulted from costs incurred in connection with sales and marketing of our T-SPOT.TB test, general and administrative costs associated with our operations and our research and development programs. We anticipate that our operating losses may decline following the sale of our U.S. Laboratory Services Business to Quest, as we intend to reduce overhead costs and refocus our business on the sale of kits. Because of the numerous risks and uncertainties associated with developing and commercializing diagnostic products, we cannot be certain that we will achieve or sustain profitability. Our ability to generate profits on sales of our T-SPOT.TB test is subject to market acceptance in market segments we currently serve, as well as in new market segments and new geographies, and our ability to obtain regulatory body clearance to market any of our products. In addition, we may be compelled to sell our T-SPOT.TB test at lower prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally. Any price erosion would impede our ability to generate revenue. If we are unable to generate sufficient revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may require substantial additional capital resources to fund our operations. We may not be able to obtain additional capital resources on favorable terms and if we cannot find additional capital resources, we may have difficulty operating our business. Raising additional capital may also cause dilution to our existing shareholders.

As of December 31, 2018, we had cash and cash equivalents of $192.8 million and working capital (total current assets less total current liabilities) of $198.8 million. While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans for at least the next 12 months, we may require additional funds, either through additional equity or debt financings, strategic collaboration agreements, sale of assets or from other sources. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. Further, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Our future capital requirements will depend on many factors, including revenue generated from the sale of our T-SPOT.TB test, margins, operating expenses and our ability to control costs associated with our operations, and the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights. The availability of additional capital will also depend on many factors, including the market price of our ordinary shares and the availability and cost of additional equity capital from existing and potential new investors, our ability to retain the listing of our ordinary shares on The NASDAQ Global Market and general economic and industry conditions affecting the availability and cost of capital.

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

Our future success is heavily dependent upon the successful further commercialization of our T-SPOT.TB test. Following the completion of the sale of our U.S. laboratory services business to Quest in November 2018, we expect substantially all of our revenue to be derived from sales of products such as diagnostic test kits and related accessories going forward. There is no assurance that we will continue to generate revenues from our T-SPOT.TB test, or any products under development, in the future. Our business could be materially harmed if we encounter difficulties in the further commercialization of this product, including, among others: failure to achieve sufficient market acceptance by hospitals and public health departments as well as physicians, third-party payors and others in the medical community; the inability to compete with other diagnostic methods, including the TST; the inability to maintain and expand our sales, marketing and distribution networks; the inability to manage anticipated growth; the inability to obtain and/or maintain necessary regulatory approvals; and the inability to effectively protect our intellectual property.

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

Even if we achieve market acceptance, our success will depend on continued demand for diagnostic products for tuberculosis. Tuberculosis screening policies could change such that tests are conducted less frequently or in fewer instances. For example, healthcare institutions facing increased cost control requirements could determine to reduce employee testing. In addition, various institutions or governing bodies may decide that the incidence of TB has dropped sufficiently within their screening population so as to permit reduced testing (e.g., U.S. military guidelines were updated in recent years such that testing may now be required in fewer instances than under previous guidelines). Changes to immigration policies and policies relating to resettlement of refugees, as well as other policy changes may substantially reduce testing in the markets we serve and could have a material and adverse effect on our business.

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

In connection with the Transaction, we entered into a supply agreement and strategic collaboration agreement with Quest. If we are unable to meet our obligations under these agreements, our business could be adversely affected.

In connection with the Transaction, we entered into a supply agreement pursuant to which we agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories. Additionally, we entered into a strategic collaboration agreement with Quest to drive continued growth of T.SPOT.TB testing in the U.S. If we fail to meet our obligations under the supply agreement or if our collaboration with Quest does not result in the continued growth of T.SPOT.TB testing in the U.S., our business may be adversely affected.

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

Although for many of our current customers, the cost of screening their employees for tuberculosis is not reimbursable, our business is somewhat impacted, and in the future may be more greatly impacted, by the level of reimbursement from payors or governmental limitations on price. In the United States, the regulatory process allows diagnostic tests to be marketed regardless of any coverage determinations made by payors. For new diagnostic tests, each payor makes its own decision about which tests it will cover, how much it will pay and whether it will continue reimbursing the test. Clinicians may order diagnostic tests that are not reimbursed if the patient is willing to pay for the test without reimbursement, but coverage determinations and reimbursement levels and conditions are important to the commercial success of a diagnostic product. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes extensive revisions to the Medicare payment, coding, and coverage requirements for clinical diagnostic laboratory tests as well as creates a new subcategory of Clinical Diagnostic Lab Test (CDLT) called Advanced Diagnostic Laboratory Tests (ADLTs) with separate reporting and payment requirements. Beginning in 2018, the Medicare payment rate for each CDLT is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Per the final payment rates and supporting documentation for the new private payor rate-based CLFS payment system published by CMS in late 2017, CMS reimbursement per test for CPT code 86481 is expected to be $100 in years 2018, 2019, and 2020.

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

Although third-party payors only accounted for a small percentage of our total revenue for the year ended December 31, 2018, we currently rely in part, and may in the future more heavily rely, on obtaining third-party payment or reimbursement for our test. Our customers receive payment from individual patients and from a variety of payors, such as commercial insurance carriers, including managed care organizations and governmental programs, primarily Medicare and Medicaid in the United States. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.

Among the factors complicating billing of, and obtaining payment through, third-party payors are:

●	disputes among payors as to which party is responsible for payment;
●	disparity in coverage among various payors;
●	disparity in information and billing requirements among payors;
●	incorrect or missing billing information, which is required to be provided by the ordering physician; and
●	payments may be sent directly to patients rather than to us.

These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our customers' ability to get paid for our test and, by extension, our revenue, cash flow and profitability.

We depend upon a limited number of suppliers, and certain components of our products may only be available from a sole source or limited number of suppliers.

Our tests are generally assembled by us from supplies we obtain from a limited number of suppliers. Critical components required to assemble our tests may only be available from a sole or limited number of component suppliers. For example, we source key components of our T-SPOT.TB test from EMD Millipore Corporation, Stemcell Technologies Inc., Mabtech AB, MicroCoat Biotechnologie GmbH and Life Technologies Corporation, any of whom would be difficult to replace. Even if the key components that we source are available from other parties, the time and effort involved in obtaining any necessary regulatory approvals for substitutes could impede our ability to replace such components timely or at all. The loss of a sole or key supplier would impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results and negatively impact our reputation. Our business would also be harmed if any of our suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

Certain of our customers account for a significant portion of our revenue.

We sell our T-SPOT.TB test through a direct sales force in the United States, certain European countries and Japan. In Japan, while we maintain end-user relationships through our direct sales force, we sell through a single importer of record, Riken. In other parts of the world, we sell through distributors. For example, in China, we sell through a single distributor, Fosun. For the year ended December 31, 2018, sales to Fosun and through Riken together accounted for 46% of our total revenue, with Fosun accounting for 27% and Riken accounting for 19%. As a result of the Transaction, Quest has become a significant customer in the U.S. and will comprise a significant portion of our U.S. revenues. In the event that any of these customers or any other significant customer substantially reduces its purchases of our products, particularly if this occurs without adequate advance notice to enable us to secure alternate importation or distribution arrangements, our results of operations could be materially and adversely affected.

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

We currently perform our tests for our service offering exclusively in one laboratory in the United Kingdom. If this facility or any future facilities or our equipment are damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently perform our T-SPOT.TB test exclusively in a laboratory facility in Abingdon, England. If this facility or any future facilities are to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if performance of our laboratory is disrupted for any other reason, we may not be able to perform our tests or generate test reports as promptly as our customers expect, or possibly not at all. Building or finding a replacement facility could be difficult, expensive and time consuming and any new laboratory would need to satisfy the various certification, accreditation and licensing requirements to which our current laboratory facility is subject. If we are unable to perform our tests or generate test reports within a timeframe that meets our customers’ expectations, our business, financial results and reputation could be materially harmed.

As of December 31, 2018, we maintain insurance coverage totaling $17.1 million against damage to our property and equipment and an additional $44.4 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, however, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses. Even if we cover our losses, our business, financial results and reputation could be materially harmed.

Failure in our information technology or storage systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenue, as well as our research, development and commercialization efforts.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems, which support our operations, including our Laboratory Information System, or LIS. Due to the sophisticated nature of the technology we use in our laboratory, we are substantially dependent on our IT systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our LIS or billing systems, could adversely affect our ability to operate our business. Any interruption in the operation of our LIS or other IT systems, due to IT system failures, part failures or potential disruptions in the event we are required to relocate our IT systems within our facility or to another facility could have an adverse effect on our operations.

Because our business relies heavily on international operations and revenue, changes in currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Our business relies heavily on our operations outside the United States. For the year ended December 31, 2018, 72% of our total revenue was derived from sales outside the United States. Because we currently operate in three major regions of the world (the United States, Europe and rest of world, or Europe and ROW, and Asia), our revenue is denominated in multiple currencies. Sales in the United States are denominated in U.S. Dollars. Sales in China are denominated in U.S. Dollars and sales in Japan are denominated in Yen but, in each case, these sales are made by our U.K.-based legal entity where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the European Union countries, or the Euro Zone, whose national currency is the Euro, we will be subject to exchange rate risk from additional currencies. As a result, our exchange rate exposure may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in currency exchange rates or the degree to which we can effectively mitigate these risks.

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

On June 23, 2016, the United Kingdom, or U.K., held a non-binding referendum, in which voters approved an exit from the European Union, or E.U., commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Treaty of the European Union, which formally initiated the withdrawal procedure. A process of negotiation is currently taking place to determine the future terms of the U.K.’s relationship with the E.U., with the U.K. due to exit the E.U. on March 29, 2019.

It appears likely that this withdrawal will involve a process of lengthy negotiations between the U.K. and E.U. member states to determine the future terms of the U.K.’s relationship with the E.U.  For example, while the U.K. government and the E.U. had negotiated a withdrawal agreement and the E.U. had approved such withdrawal agreement, the British Parliament subsequently rejected the withdrawal agreement. As a result, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of a negotiated withdrawal agreement would mean that the U.K. would leave the E.U. on March 29, 2019 with no agreement (a so-called “hard Brexit”). The ongoing negotiations between the U.K. and E.U., could lead to a period of considerable uncertainty and volatility, particularly in relation to U.K. financial and banking markets. There is also a risk that the vote by the U.K. to leave the E.U. could result in other member states re-considering their respective membership in the E.U. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our operations and sales.

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

Changes in U.S. tax law and international trade relations may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. Recent tax reforms in the U.S. have resulted in significant changes to preexisting U.S. tax rules and regulations. These changes may trigger an adverse effect on our business, financial conditions and results of operations.

Additionally, the U.S. government may seek to implement more protective trade measures with countries in which we conduct business in, which has introduced a great deal of uncertainty regarding trade policies, tariffs and government regulations, which if altered could have the potential to create a significant adverse effect on trade between the U.S. and other countries. Overall, changes in international trade relations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our costs and reduce the competitiveness of our products.

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

Further, any acquisitions we undertake in the future could be expensive and time consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to manage acquisitions or investments, or integrate any future acquired businesses, products or technologies effectively, our business, results of operations and financial condition may be materially and adversely affected.

Write-offs related to the impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets may adversely impact our results of operations.

We have in the past and may in the future need to take write-offs as a result of impairments to certain of our long-lived assets. For example, in the fourth quarter of 2018, due to the Company’s change in focus following the Transaction, we recorded a non-cash impairment charge of $879,000 to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Immunetics. In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded a non-cash impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen. Additionally, in the fourth quarter of 2017, due to a mid-February complete response letter, or CRL, from FDA regarding the Company’s fourth quarter 2017 submissions in relation to its biological license applications, or BLAs, for the Immunetics Babesia microti blood donor screening assay, the Company recorded an impairment charge of $7.2 million to write-off the related intangible assets.

Further, during the fourth quarter of 2016, we made the strategic decision to end our GoutiFind program. GoutiFind was a blood test designed to allow for early diagnosis of gout and better inform therapies by measuring the strength of the underlying uric acid induced inflammation. As a result of this decision, we recorded a non-cash in-process research and development, or IPR&D, impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to the SpiroFind assay when it was determined that the Boulder IPR&D will not directly yield any products.

We may incur additional non-cash charges related to impairments of our long-lived assets, including goodwill. We are required to perform periodic impairment reviews of these assets at least annually. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value of the assets. Any such write-downs could adversely impact our operating results.

Our business could suffer if we lose the services of, or are unable to attract and retain, key members of our senior management, key advisors or other personnel.

We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Chief Executive Officer, Dr. Peter Wrighton-Smith, and the other members of management named in the “Management” section elsewhere in this Annual Report. The loss of any one of these individuals, without adequate time to find a suitable replacement, could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical, sales, marketing and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Although all members of our senior management team have entered into agreements that restrict their ability to compete with us for a period of time after the end of their employment, we may be unable to enforce such restrictive covenants at all or for a sufficient duration of time to prevent members of our management team from competing with us.

Our ability to use net operating losses to offset future taxable income may be subject to substantial limitations.

As of December 31, 2018, our available U.S. federal net operating losses, or NOLs, totaled $54.7 million and U.S. state loss carryforwards totaled $50.3 million. The amount of these NOLs remains subject to review and possible adjustment by the Internal Revenue Service and state revenue authorities, as applicable. NOLs may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant shareholders (or certain shareholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic NOLs that can be utilized annually to offset future taxable income. The amount of this annual limitation is determined based on our value immediately prior to the ownership change. We have completed several financings since our inception, including our most recent public offering of ordinary shares that closed on August 18, 2017, that may have resulted in one or more ownership changes under this definition. If we are deemed to have undergone an ownership change by virtue of these transactions, we may not be able to utilize a material portion of our NOLs even if we attain profitability. Future changes in our share ownership, some of which are outside of our control, could result in additional ownership changes for purposes of these rules. We are unable to predict future ownership changes or the way an ownership change could limit the use of our NOLs. In addition, recent changes to U.S. tax laws could negatively affect our ability to use net operating losses to offset future taxable income.

Unlike in prior years, as of December 31, 2018, we no longer qualified as an “emerging growth company” and will incur significant legal, accounting and other expenses.

We have determined that, as of December 31, 2018, the last day of the fiscal year following the fifth anniversary of our initial public offering in November 2013, we no longer qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. Because we no longer qualify as an emerging growth company, and as certain extended transition periods available to emerging growth companies expire, we have become subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. For example, we are now subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a nonbinding advisory vote on executive compensation. As a result, we have taken steps to implement the systems and processes required to comply with these additional requirements and we have incurred significant legal, accounting and other expenses.

The failure to successfully maintain the adequacy of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting. If we fail to maintain effective internal controls, including remediating any material weaknesses or deficiencies in our internal controls, as such standards are modified, supplemented or amended in the future, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows.

Our management's assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2018, identified a material weakness in our internal controls relating to tax accounting, primarily as a result of a lack of necessary corporate tax resources and ineffective execution of the review of the tax provision and the deferred tax rollforward. While we intend to take remediation measures to correct this material weakness (which measures are more fully described in Item 9A of this report), we cannot assure that we will not have material weaknesses or significant deficiencies in our internal controls in the future. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

Risks related to the sale of our U.S. laboratory services business to Quest.

We will be subject to business uncertainties and contractual restrictions due to the Transaction.

The pursuit of the Transaction and the preparation for the integration of the U.S. laboratory services business with Quest may place a significant burden on our management and internal resources. Any significant diversion of management and employee attention away from our ongoing business and any difficulties encountered in the transition and integration process with Quest may affect our financial results. Our customers, employees, partners and other parties may have uncertainties about the effects of the Transaction. In connection with the Transaction, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Transaction. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings and cash flows and other business results and financial condition, as well as the market price of our ordinary shares.

For more information related to the Transaction, please refer to “Business—Overview”, Note 19. Discontinued operations to our consolidated financial statements included in this Annual Report, and also to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

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

Regardless of the outcome of any future litigation related to the Transaction, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Transaction may materially adversely affect our business, financial condition and operating results. Any litigation related to the Transaction may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our ordinary shares, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

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

The testing, manufacturing and marketing of medical diagnostic tests such as our T-SPOT.TB test entail an inherent risk of product liability claims. Further, providing clinical testing services entails a risk of claims for errors or omissions made by our laboratory staff. Potential liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. As of December 31, 2018, we had product liability insurance of $14.4 million. Our existing insurance will have to be increased in the future if we are successful at introducing new diagnostic products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our T-SPOT.TB test. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. Cyber-attacks are increasingly more common, including in the health care industry. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes.

We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, accident or security breach to date. However, we may face threats to our networks from unauthorized access, security breaches and other system disruptions. We maintain our information technology systems with safeguard protection against cyber-attacks, including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyber-attack could not occur. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks.

Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. In addition, a cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition and results of operations.

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

Our business arrangements with customers are subject to applicable anti-kickback, anti-fraud and abuse and other healthcare laws and regulations. If such business arrangements fail to comply with these laws and regulations, we could be exposed to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and physicians play a primary role in the recommendation and ordering of any product candidates, including our T-SPOT.TB test, for which we obtain marketing approval. Our arrangements with customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Risks related to our ordinary shares.

Our share price may be volatile.

Like other medical diagnostic companies, the market price of our ordinary shares may be volatile. The factors below may also have a material adverse effect on the market price of our ordinary shares:

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

While we have announced that our Board of Directors has approved a share repurchase program, we cannot guarantee that we will repurchase our ordinary shares pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.

In January 2019, our Board of Directors announced that it would seek the shareholders’ authorization of a share repurchase program. Specifically, the Company intends to seek the shareholders’ authorization of the purchase of up to $100 million of the Company’s outstanding ordinary shares over a five-year period. The share repurchase program will be presented for shareholder approval on or before our annual general meeting of shareholders on Tuesday, June 18, 2019.

Although our Board of Directors has authorized the share repurchase program, the share repurchase program is subject to shareholder approval, and shareholders may not approve our share repurchase program. Even if we receive shareholder approval of our share repurchase program, our share repurchase program would not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

In addition, repurchases of our ordinary shares pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our ordinary shares. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our ordinary shares may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term price fluctuations in our ordinary shares could reduce the program’s effectiveness.

We do not intend to pay cash dividends on our ordinary shares in the foreseeable future.

We have never paid dividends on ordinary shares and do not currently anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Under English law, any payment of dividends would be subject to relevant legislation and our articles of association, which provide that all dividends must be approved by our Board of Directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis.

Our executive officers, directors, and 5% or greater shareholders and management own a significant percentage of our ordinary shares and will be able to exercise significant influence over matters subject to shareholder approval.

Our executive officers, directors, and 5% or greater shareholders beneficially own a substantial percentage of our ordinary shares. For example, as of April 16, 2018, as disclosed in our 2018 Definitive Proxy filed with the SEC on April 27, 2018, our executive officers, directors, and 5% or greater shareholders and their affiliates beneficially owned approximately 48% of our outstanding ordinary shares in the aggregate. We expect that these shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or our Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our ordinary shares.

Our ordinary shares are listed on The NASDAQ Global Market, but we cannot guarantee that we will be able to satisfy the continued listing standards going forward.

Although our ordinary shares are listed on The NASDAQ Global Market, we cannot ensure that we will be able to satisfy the continued listing standards of The NASDAQ Global Market going forward. If we cannot satisfy the continued listing standards going forward, The NASDAQ Stock Market may commence delisting procedures against us, which could result in our ordinary shares being removed from listing on The NASDAQ Global Market. If our ordinary shares were to be delisted, the liquidity of our ordinary shares could be adversely affected and the market price of our ordinary shares could decrease. Delisting could also adversely affect our shareholders’ ability to trade or obtain quotations on our shares because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our ordinary shares. Our shareholders may also not be able to resell their shares at or above the price paid for such shares or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our U.K. corporate headquarters and manufacturing facility are located in Abingdon, England.  We presently lease 8,600 square feet of manufacturing, storage and mixed use space pursuant to a lease that extends through December 31, 2020, or possibly sooner.  Our rent for this space is currently $24,500 per month.  We also rent separate warehouse/storage space in Abingdon, England near our corporate headquarters. The lease on the warehouse/storage space expires in 2025, and our current rent is $67,000 annually, which is subject to change.

In June 2018, the Company entered into a lease for a new space in Abingdon, England, which extends through June 30, 2033, or the 143 Park Lease. The 143 Park Lease covers 27,000 square feet of laboratory, office, storage and other mixed use space and will allow us to combine our current manufacturing, laboratory, storage and office operations into a single facility. Initial rent under the 143 Park Lease is approximately $39,000 per month. When the leases on the Company’s existing facilities have expired and it fully occupies the space subject to the 143 Park Lease, rent will increase to $79,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts. In August 2015, we entered into a lease amendment on this location to extend the term of the lease by two years through October 31, 2020. In addition, beginning in March 2016, the lease amendment expanded our office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. We will have an option to extend the lease for one additional term of five years. We also currently sublease approximately 9,000 square feet of warehousing and office space from Quest in Norwood, Massachusetts. The base rent for this space is approximately $17,000 per month. The sublease expires in November 2020.

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

	Year ended December 31, 2018		Year ended December 31, 2017
	High	Low	High	Low
First quarter	$14.70	$10.00	$16.13	$12.96
Second quarter	14.90	12.11	16.90	13.53
Third quarter	19.19	11.66	19.51	14.35
Fourth quarter	17.11	11.88	17.20	12.19

Shareholders

On February 28, 2019, there were 10 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name. On February 28, 2018, the last reported sale price per share of our ordinary shares on The NASDAQ Global Market was $16.69.

Dividends

We have never declared or paid cash dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be made at the discretion of our Board of Directors and will depend on then existing conditions, including our results of operations, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. Under English law, we may pay dividends only out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less our accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data for the five years ended December 31, 2018 are derived from our consolidated financial statements.

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

On November 6, 2018, the Company completed an agreement to sell the Company’s U.S. Laboratory Services Business. This agreement represents a strategic business shift having a major effect on the Company’s operations and financial results. Therefore, in accordance with the accounting rules, the operations of this business have been reported in discontinued operations for all periods presented.

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

	Year ended December 31,
(in thousands, except share and per share data)	2018(1)	2017(2)	2016	2015	2014
Consolidated statement of operations data:
Revenue	$59,753	$54,733	$46,988	$38,589	$31,967
Cost of revenue	16,826	18,470	16,491	14,508	7,848
Gross profit	42,927	36,263	30,497	24,081	24,119
Operating expenses:
Research and development	8,122	10,835	9,370	7,106	5,560
Sales and marketing	26,500	29,053	26,858	23,242	20,219
General and administrative	25,952	25,450	18,918	14,041	13,665
Change in fair value of contingent purchase price consideration	—	(3,475)	(1,208)	202	72
Intangible assets impairment charges	879	18,300	1,765	419	—
Settlement expense	2,193	10,028	—	—	—
Total operating expenses	63,646	90,191	55,703	45,010	39,516
Operating loss from continuing operations	(20,719)	(53,928)	(25,206)	(20,929)	(15,397)
Other (expense) income	(4,062)	22,336	(146)	(156)	(159)
Loss from continuing operations before income taxes	(24,781)	(31,592)	(25,352)	(21,085)	(15,556)
Income tax benefit (expense) from continuing operations	37,286	(1,634)	3,774	(146)	(154)
Income (loss) from continuing operations	12,505	(33,226)	(21,578)	(21,231)	(15,710)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,727	341	(771)	(3,247)	(6,464)
Gain on disposition	145,982	—	—	—	—
Income tax expense	(39,435)	—	—	—	—
Income (loss) from discontinued operations	108,274	341	(771)	(3,247)	(6,464)
Net income (loss)	$120,779	$(32,885)	$(22,349)	$(24,478)	$(22,174)
Net income (loss) per ordinary share—basic
Income (loss) from continuing operations	$0.48	$(1.40)	$(0.97)	$(0.97)	$(1.14)
Income (loss) from discontinued operations	4.17	0.01	(0.03)	(0.15)	(0.14)
Net income (loss)	$4.65	$(1.38)	$(1.00)	$(1.12)	$(1.28)
Net income (loss) per ordinary share—diluted
Income (loss) from continuing operations	$0.47	$(1.40)	$(0.97)	$(0.97)	$(1.14)
Income (loss) from discontinued operations	4.10	0.01	(0.03)	(0.15)	(0.14)
Net income (loss)	$4.58	$(1.38)	$(1.00)	$(1.12)	$(1.28)
Weighted-average shares used to compute net income (loss) per ordinary share—basic	25,982,809	23,757,902	22,353,713	21,781,933	17,310,148
Weighted-average shares used to compute net income (loss) per ordinary share—diluted	26,397,875	23,757,902	22,353,713	21,781,933	17,310,148

(1)

Other income for 2018 includes a $146.0 million gain on the sale of our U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement, from which we received net proceeds of approximately $130.2 million in cash. Upon closing of the Transaction, approximately $32.3 million was paid directly to MidCap Financial Trust, or MidCap, in settlement of all amounts due under our debt financing, which was comprised of both a term loan and a revolving line of credit. The payment to MidCap included prepayment and exit fees of approximately $2.3 million.

(2)	Other income for 2017 includes a $27.5 million one-time, lump-sum payment for the settlement of a lawsuit. See Part I, Item 3. Legal Proceedings for further information.

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$192,844	$90,332	$59,110	$83,715	$50,165
Total assets	232,120	144,236	124,012	109,852	73,849
Total liabilities	18,114	56,607	51,048	17,160	13,240
Total shareholders’ equity	214,006	87,629	72,964	92,692	60,609

Ordinary shares outstanding	26,439,334	25,661,634	22,635,431	22,549,488	17,614,650

The following table presents a reconciliation of net loss, the most comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated:

Reconciliation of net income (loss) to Adjusted EBITDA (1)
(unaudited)

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Reconciliation of net loss to adjusted EBITDA
Net income (loss)	$120,779	$(32,885)	$(22,349)	$(24,478)	$(22,174)
Income (loss) from discontinued operations	108,274	341	(771)	(3,247)	(6,464)
Income (loss) from continuing operations	12,505	(33,226)	(21,578)	(21,231)	(15,710)
Income tax (benefit) expense	(37,286)	1,634	(3,774)	146	154
Interest expense, net	1,329	2,536	864	67	52
Loss on extinguishment of debt	2,105	—	—	—	—
Depreciation and amortization of intangible assets	1,662	1,618	932	1,294	1,036
Accretion and amortization of loan fees	468	569	—	—	—
EBITDA	(19,217)	(26,869)	(23,556)	(19,724)	(14,468)
Reconciling items:
Share-based compensation expense	4,507	5,671	4,901	3,400	2,483
Unrealized exchange (gains) losses	(1,617)	686	(1,880)	(150)	(53)
Loss on change in fair value of warrants	—	—	—	—	22
Change in fair value of contingent purchase price consideration	—	(3,475)	(1,208)	202	72
Intangible assets impairment charges	879	18,300	1,765	419	—
Settlement expense	2,193	10,028	—	—	—
Litigation settlement income	—	(27,500)	—	—	—
Transaction expenses	3,333	—	—	—	—
Adjusted EBITDA	$(9,922)	$(23,159)	$(19,978)	$(15,853)	$(11,944)

(1)

EBITDA and Adjusted EBITDA are non-GAAP measures that we calculate as net income (loss), adjusted for the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. We believe that these measures provide useful information to investors in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Our presentation of these measures is not made in accordance with U.S. GAAP, and our computation of these measures may vary from others in the industry. Our use of these measures has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

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

As previously disclosed, on September 25, 2018, Oxford Immunotec Global PLC (the “Company”), entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Quest Diagnostics Incorporated, a Delaware corporation (“Quest”), Oxford Immunotec Limited, a limited company incorporated in England and Wales and a wholly owned subsidiary of the Company (“Oxford Limited”) and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company (“Oxford LLC”), pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. laboratory services business (the “U.S. Laboratory Services Business”) for gross proceeds of $170 million in cash (the “Transaction”). Of this amount, approximately $32.3 million was paid directly to MidCap Financial Trust, or MidCap in settlement of all amounts due.

In conjunction with the Transaction, all prior year amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been recast to present our results, as if the Transaction had occurred prior to the earliest period presented. For more information on the Transaction, please see the below section entitled “Discontinued operations” and Note 19. Discontinued operations of our notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory, and sales and marketing capabilities we have developed over our sixteen year history. Our proprietary T-SPOT.TB test utilizes our T-SPOT technology platform to test for tuberculosis, which is the leading cause of infectious disease death worldwide.

On November 6, 2018, we completed the sale of our U.S. Laboratory Services Business to Quest, for gross proceeds of $170 million in cash. This Transaction represented a strategic business shift and it had a major effect on our operations and financial results. Following the Transaction, we have approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom.

Financial operations overview

Revenue

We generate revenue mainly from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology.

We currently offer our T-SPOT.TB test as both an in vitro diagnostic kit and a service. In the former, we sell test kits and associated accessories to distributors for resale and directly to institutions and laboratories that perform TB testing. In the latter, we have an established clinical testing laboratory in the U.K., where we perform our T-SPOT.TB test on samples sent to us by customers. For the majority of our customers, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

In conjunction with the Transaction, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, (ii) a technology license agreement and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Oxford Immunotec USA, Inc., or Oxford USA, agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T.SPOT.TB testing in the U.S.

Revenue by type

By type, total revenues were as summarized in the table below.

	Year ended December 31,
(in thousands)	2018	2017	2016
Revenue
Product	$54,687	$48,899	$43,070
Service	5,066	5,834	3,918
Total revenue	$59,753	$54,733	$46,988

Revenue in the above table includes sales to the U.S. Laboratory Services Business, up to the date of the Transaction, at our intercompany transfer price that were formerly eliminated in consolidation.

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

	Year ended December 31,
(in thousands, except percentages)	2018		2017		2016
Revenue
United States	$16,442	28%	$15,720	29%	$10,372	22%
Europe and ROW	9,153	15%	8,136	15%	6,988	15%
Asia	34,158	57%	30,877	56%	29,628	63%
Total revenue	$59,753	100%	$54,733	100%	$46,988	100%

Revenue in the above table includes sales to the U.S. Laboratory Services Business, up to the date of the Transaction, at our intercompany transfer price that were formerly eliminated in consolidation.

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

On June 30, 2017, we entered into a Release and Settlement Agreement, or the Settlement Agreement, with Statens Serum Institut, or SSI, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential. Based on the Settlement Agreement, we no longer expect to pay royalties to SSI, which has improved our margins. On December 19, 2017, the Company amended its license agreement with Rutgers, The State University of New Jersey, which reduced our royalties due under the license. This agreement has further improved our margins.

During the years ended December 31, 2018, 2017 and 2016, our cost of revenue represented 28%, 34% and 35%, respectively, of our total revenue.

	Year ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue
Product	$13,668	$13,864	$13,807
Service	3,158	4,606	2,684
Total cost of revenue	$16,826	$18,470	$16,491

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 72%, 66% and 65%, respectively, for the years ended December 31, 2018, 2017 and 2016.

Research and development expenses

Our research and development efforts are focused on development programs to enhance our TB product offering. We are developing multiple product enhancements that aim to improve the clinical utility of our test and improve test workflow and automation.

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

During the years ended December 31, 2018, 2017 and 2016, our research and development expenses represented 14%, 20% and 20%, respectively, of our total revenue.

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

During the years ended December 31, 2018, 2017 and 2016, our sales and marketing expenses represented 44%, 53% and 57%, respectively, of our total revenue. The lower percentage in 2018 reflects lower headcount during the year.

General and administrative expenses

Our general and administrative expenses include costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. Additionally, general and administrative expenses for 2018 include about $3.3 million of costs incurred as a result of the Transaction and a credit of $769,000 for income from the TSA agreement that was entered into in conjunction with the Transaction. We expense all general and administrative expenses as incurred.

During the years ended December 31, 2018, 2017 and 2016, our general and administrative expenses represented 43%, 46% and 40%, respectively, of our total revenue.

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

Intangible assets impairment charges

During the fourth quarter of 2018, in conjunction with our change in focus following the Transaction, we determined that the intangible assets recorded in conjunction with the acquisition of Immunetics in the fourth quarter of 2016 had become impaired. Therefore, we recorded an impairment charge of $879,000 to write them off.

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

Settlement expense

Settlement expense for 2018 relates mainly to the June 18, 2018 Settlement Agreement with the former shareholders of Immunetics, or the Immunetics Settlement Agreement, to resolve disputes arising from the Agreement and Plan of Merger dated October 12, 2016. The terms of the Immunetics Settlement Agreement are confidential.

Settlement expense for 2017 relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the SSI Settlement Agreement are confidential. Based on the SSI Settlement Agreement, we no longer pay royalties to SSI, which improves our margins.

Interest expense, net

Interest expense, net includes interest income on our available cash balances, which are in part invested in money market funds and repurchase agreements, primarily in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K. Interest expense mainly relates to our previous agreement with MidCap, or the MidCap agreement, that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit.

Loss on extinguishment of debt

Upon closing of the sale to Quest in the fourth quarter of 2018, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of $2.3 million and accrued interest of $67,000. This prepayment resulted in a loss on extinguishment of debt of $2.1 million, representing the cash paid to settle the debt in excess of debt related balances at the time of settlement.

Foreign exchange gains (losses)

Foreign exchange gains (losses) largely result from U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the United States, China and South Korea are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

Other income (expense)

Other income (expense) includes foreign exchange gains/ (losses) and other income and expense items. In addition, in December 2017, the Company reached a settlement in a lawsuit in exchange for a one-time, lump-sum receipt of $27.5 million. The settlement included general releases of all parties with no admissions of wrongdoing.

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

Income (loss) from discontinued operations

On November 6, 2018, we completed an agreement to sell our U.S. Laboratory Services Business to Quest. This agreement represents a strategic business shift having a major effect on our operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the consolidated financial statements for all periods presented. Income from discontinued operations for 2018 of $108.3 million includes a $146.0 million gain on the sale.

Results of operations

Comparison of years ended December 31, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2018		2017		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$54,687	92%	$48,899	89%	$5,788	12%
Service	5,066	8%	5,834	11%	(768)	(13)%
Total revenue	59,753	100%	54,733	100%	5,020	9%

Cost of revenue:
Product	13,668	23%	13,864	25%	(196)	(1)%
Service	3,158	5%	4,606	8%	(1,448)	(31)%
Total cost of revenue	16,826	28%	18,470	34%	(1,644)	(9)%
Gross profit	42,927	72%	36,263	66%	6,664	18%

Operating expenses:
Research and development	8,122	13%	10,835	20%	(2,713)	(25)%
Sales and marketing	26,500	44%	29,053	53%	(2,553)	(9)%
General and administrative	25,952	43%	25,450	46%	502	2%
Change in fair value of contingent purchase price consideration	—	—%	(3,475)	(6)%	3,475	(100)%
Intangible assets impairment charge	879	1%	18,300	33%	(17,421)	(95)%
Settlement expense	2,193	4%	10,028	18%	(7,835)	(78)%
Total operating expenses	63,646	107%	90,191	165%	(26,545)	(29)%

Operating loss from continuing operations	(20,719)	(34)%	(53,928)	(99)%	33,209	(62)%

Interest expense, net	(1,797)	(3)%	(3,105)	(6)%	1,308	(42)%
Loss on extinguishment of debt	(2,105)	(4)%	—	—%	(2,105)	N/M
Foreign exchange gains (losses)	111	0%	(1,850)	(3)%	1,961	(106)%
Other expense	(271)	(0)%	(209)	(0)%	(62)	30%
Litigation settlement income	—	—%	27,500	50%	(27,500)	(100)%
Loss from continuing operations before income taxes	(24,781)	(41)%	(31,592)	(58)%	6,811	(22)%
Income tax benefit (expense) from continuing operations	37,286	62%	(1,634)	(3)%	38,920	N/M
Income (loss) from continuing operations	12,505	21%	(33,226)	(61)%	45,731	N/M

Discontinued operations:
Income from discontinued operations before income taxes	1,727	3%	341	1%	1,386	406%
Gain on disposition	145,982	244%	—	—%	145,982	N/M
Income tax expense	(39,435)	(66)%	—	—%	(39,435)	N/M
Income from discontinued operations	108,274	181%	341	1%	107,933	N/M
Net income (loss)	$120,779	202%	$(32,885)	(60)%	$153,664	N/M

Revenue

Revenue increased by 9% to $59.8 million for the year ended December 31, 2018 compared to $54.7 million for the same period in 2017.

U.S. revenue, excluding revenue from discontinued operations, increased by 5%, to $16.4 million for the year ended December 31, 2018, compared to $15.7 million for the same period in 2017.

Asia revenue, including revenue from our sales office in South Korea that opened in 2017, increased by 11%, to $34.2 million, compared to the same period in 2017, due primarily to the timing of shipments to China. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 10%. Europe and ROW revenue increased by 13% to $9.2 million, compared to the same period in 2017. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 8% in 2018 compared to 2017.

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

By revenue type, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%

Revenue
Product	$54,687	$48,899	$5,788	12%
Service	5,066	5,834	(768)	(13)%
Total revenue	$59,753	$54,733	$5,020	9%

Revenue in the above table includes sales to the U.S. Laboratory Services Business, up to the date of the Transaction, at our intercompany transfer price that were formerly eliminated in consolidation. Overall growth reflects increased TB sales. The decline in service revenue was due to our withdrawal from the Babesia testing market.

By geography, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%

Revenue
United States	$16,442	$15,720	$722	5%
Europe and ROW	9,153	8,136	1,017	13%
Asia	34,158	30,877	3,281	11%
Total revenue	$59,753	$54,733	$5,020	9%

Revenue in the above table includes sales to the U.S. Laboratory Services Business, up to the date of the Transaction, at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue decreased by 9% to $16.8 million for the year ended December 31, 2018 from $18.5 million in the same period in 2017. Gross margin for 2018 increased to 72% from 66% for 2017. The increase in gross margin reflects the impact of improved accessory margins and lower royalty expense due to the Settlement Agreement with SSI and the license agreement with Rutgers that was amended in December 2017.

	Year ended December 31,		Change
(in thousands, except percentages)	2018	2017	Amount	%

Cost of revenue
Product	$13,668	$13,864	$(196)	(1)%
Service	3,158	4,606	(1,448)	(31)%
Total cost of revenue	$16,826	$18,470	$(1,644)	(9)%

Research and development expenses

Research and development expenses decreased to $8.1 million for the year ended December 31, 2018 from $10.8 million for the same period in 2017. The decrease was largely due to lower clinical costs and consulting costs. Additionally, costs in 2017 were higher due to our efforts related to BLAs for three Babesia microti blood donor screening assays. Our efforts in this area ended in early 2018 following receipt of two BLA approvals for Imugen assays in March 2018 (Arrayed Fluorescence Immunoassay and Nucleic acid Amplification Test), and receipt of a CRL from FDA for our Immunetics BLA in February 2018, which raised a number of questions related to our submissions in the fourth quarter of 2017 in support of licensure. As a percentage of total revenue, research and development expenses declined to 13% for the year ended December 31, 2018 compared to 20% for the same period in 2017.

Sales and marketing expenses

Sales and marketing expenses decreased to $26.5 million for the year ended December 31, 2018 from $29.1 million for the same period in 2017. The decrease was largely due to lower salary and other employee related expenses and a decrease in marketing costs. As a percentage of total revenue, sales and marketing expenses declined to 44% for the year ended December 31, 2018 compared to 53% for the same period in 2017.

General and administrative expenses

General and administrative expenses increased to $26.0 million for the year ended December 31, 2018 from $25.5 million for the same period in 2017. The increase in general and administrative expenses largely reflected $3.3 million of costs incurred as a result of the Transaction for the year ended December 31, 2018. This increase was partially offset by a decrease in legal fees for a patent infringement action against Qiagen that was settled in December 2017. Legal fees of $5.1 million were incurred for this action in 2017 and declined to $1.8 million in 2018.

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

Intangible assets impairment charges

During the fourth quarter of 2018, in conjunction with our change in focus following the Transaction, we determined that the intangible assets recorded in conjunction with the acquisition of Immunetics in the fourth quarter of 2016 had become impaired. Therefore, we recorded an impairment charge of $879,000 to write them off.

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

Interest expense, net

Interest expense, net was $1.8 million for the year ended December 31, 2018, compared to $3.1 million in the same period in 2017. Interest expense, net consists of our previous MidCap agreement that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit, offset by interest income received on our short-term investments.

Loss on extinguishment of debt

Upon closing of the sale to Quest in the fourth quarter of 2018, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of $2.3 million and accrued interest of $67,000. This prepayment resulted in a loss on extinguishment of debt of $2.1 million, representing the cash paid to settle the debt in excess of debt related balances at the time of settlement.

Foreign exchange (losses) gains

We recorded foreign exchange gains of $111,000 for the year ended December 31, 2018, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the year ended December 31, 2017, we recorded foreign exchange losses of $1.9 million. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 29% of our sales for the year ended December 31, 2018 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense was $271,000 for the year ended December 31, 2018, compared to $209,000 in the same period in 2017.

Litigation settlement income

In December 2017, the Company reached a settlement in a lawsuit in exchange for a one-time, lump-sum receipt of $27.5 million. The settlement included general releases of all parties with no admissions of wrongdoing.

Income (loss) from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest on November 6, 2018. For financial statement purposes, the net assets and results of operations for the discontinued operations have been segregated from those of our continuing operations for all periods presented and are presented in our consolidated financial statements as discontinued operations.

There was income from discontinued operations of $108.3 million for the year ended December 31, 2018, which included a gain on disposition of $146.0 million, compared to income from discontinued operations for the year ended December 31, 2017 of $341,000.

Comparison of years ended December 31, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2017		2016		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$48,899	89%	$43,070	92%	$5,829	14%
Service	5,834	11%	3,918	8%	1,916	49%
Total revenue	54,733	100%	46,988	100%	7,745	16%

Cost of revenue:
Product	13,864	25%	13,807	29%	57	0%
Service	4,606	8%	2,684	6%	1,922	72%
Total cost of revenue	18,470	34%	16,491	35%	1,979	12%
Gross profit	36,263	66%	30,497	65%	5,766	19%

Operating expenses:
Research and development	10,835	20%	9,370	20%	1,465	16%
Sales and marketing	29,053	53%	26,858	57%	2,195	8%
General and administrative	25,450	46%	18,918	40%	6,532	35%
Change in fair value of contingent purchase price consideration	(3,475)	(6)%	(1,208)	(3)%	(2,267)	188%
Intangible assets impairment charges	18,300	33%	1,765	4%	16,535	937%
Settlement expense	10,028	18%	—	0%	10,028	N/M
Total operating expenses	90,191	165%	55,703	119%	34,488	62%

Operating loss from continuing operations	(53,928)	(99)%	(25,206)	(54)%	(28,722)	114%

Interest expense, net	(3,105)	(6)%	(864)	(2)%	(2,241)	259%
Foreign exchange (losses) gains	(1,850)	(3)%	1,364	3%	(3,214)	(236)%
Other expense	(209)	(0)%	(646)	(1)%	437	(68)%
Litigation settlement income	27,500	50%	—	0%	27,500	N/M
Loss from continuing operations before income taxes	(31,592)	(58)%	(25,352)	(54)%	(6,240)	25%
Income tax (expense) benefit from continuing operations	(1,634)	(3)%	3,774	8%	(5,408)	(143)%
Loss from continuing operations	(33,226)	(61)%	(21,578)	(46)%	(11,648)	54%
Discontinued operations:
Income (loss) from discontinued operations before income taxes	341	1%	(771)	(2)%	1,112	144%
Income tax expense	—	—%	—	—%	—	—%
Income (loss) from discontinued operations	341	1%	(771)	(2)%	1,112	144%
Net loss	$(32,885)	(60)%	$(22,349)	(48)%	$(10,536)	47%

Revenue

Revenue increased by 16% to $54.7 million for the year ended December 31, 2017 compared to $47.0 million for the same period in 2016. This increase in revenue was mainly due to an increase in volumes across all regions where we sell our T-SPOT.TB test.

U.S. revenue grew by 52%, to $15.7 million for the year ended December 31, 2017, compared to $10.4 million for the same period in 2016.

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

By revenue type, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
Product	$48,899	$43,070	$5,829	14%
Service	5,834	3,918	1,916	49%
Total revenue	$54,733	$46,988	$7,745	16%

Revenue in the above table includes sales to the U.S. Laboratory Services Business, up to the date of the Transaction, at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Revenue
United States	$15,720	$10,372	$5,348	52%
Europe and ROW	8,136	6,988	1,148	16%
Asia	30,877	29,628	1,249	4%
Total revenue	$54,733	$46,988	$7,745	16%

United States revenue in the above table includes sales to the U.S. Laboratory Services Business, up to the date of the Transaction, at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue increased by 12% to $18.5 million for the year ended December 31, 2017 from $16.5 million in the same period in 2016. Gross margin for 2017 increased to 66% from 65% for 2016. The increase in gross margin reflects lower royalty expense due to the Settlement Agreement with SSI and the license agreement with Rutgers that was amended in December 2017.

	Year ended December 31,		Change
(in thousands, except percentages)	2017	2016	Amount	%

Cost of revenue
Product	$13,864	$13,807	$57	0%
Service	4,606	2,684	1,922	72%
Total cost of revenue	$18,470	$16,491	$1,979	12%

Research and development expenses

Research and development expenses increased by 16% to $10.8 million for the year ended December 31, 2017 from $9.4 million for the same period in 2016. As a percentage of total revenue, research and development expenses remained relatively constant at 20% for each of the periods ended December 31, 2017 and 2016.

Sales and marketing expenses

Sales and marketing expenses increased 8% to $29.1 million for the year ended December 31, 2017 from $26.9 million for the same period in 2016. As a percentage of total revenue, sales and marketing expenses decreased to 53% for the year ended December 31, 2017 from 57% for the same period in 2016.

General and administrative expenses

General and administrative expenses increased by 35% to $25.5 million for the year ended December 31, 2017 from $18.9 million for the same period in 2016. The increase in general and administrative expenses included increases in legal and professional fees, largely related to patent litigation. As a percentage of total revenue, general and administrative expenses increased to 46% for the year ended December 31, 2017 from 40% for the same period in 2016.

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

During the fourth quarter of 2016, in conjunction with the strategic decision to end our GoutiFind program, we recorded a non-cash IPR&D impairment charge of $270,000. Also during the fourth quarter of 2016, we recorded a non-cash IPR&D impairment charge of $1.4 million related to the SpiroFind assay when it was determined that the Boulder IPR&D would not directly yield any products.

Settlement expense

Settlement expense for the year ended December 31, 2017 related to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest expense, net

Interest expense, net was $3.1 million for the year ended December 31, 2017, compared to $864,000 in the same period in 2016. The increase in interest expense in 2017 mainly related to the Midcap agreement that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provided a term loan of $30 million, which was to mature five years from closing. The term loan accrued interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan was to begin to amortize. The MidCap agreement also provided a revolving line of credit of up to $10 million, which was to mature five years from closing. The revolving line of credit accrued interest at a rate of LIBOR plus 4.45%. Based on certain conditions, both the term loan and revolving line of credit could have been increased by an additional $10 million for a total of $60 million. We never borrowed under the revolving line of credit.

Foreign exchange (losses) gains

We recorded foreign exchange losses of $1.9 million for the year ended December 31, 2017, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the year ended December 31, 2016, we recorded foreign exchange gains of $1.4 million. We have been exposed to foreign exchange rate risk because we operate in three major regions of the world: the United States, Europe and ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 28% of our sales for 2017 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Income (loss) from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest on November 6, 2018. For financial statement purposes, results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our consolidated financial statements as discontinued operations.

There was income from discontinued operations of $341,000 for the year ended December 31, 2017, compared to a loss from discontinued operations for the year ended December 31, 2016 of $771,000.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. However, for the year ended December 31, 2018 we had income from continuing operations of $12.5 million, largely relating to a tax benefit recorded in conjunction with the Transaction, while using $32.1 million of cash for operating activities. As of December 31, 2018, we had an accumulated deficit of $80.8 million. We incurred a loss from continuing operations of $33.2 million and used $13.1 million of cash for operating activities from continuing operations for the year ended December 31, 2017.

On November 6, 2018, we completed the sale of our U.S. Laboratory Services Business to Quest, for gross proceeds of $170 million in cash. We received net proceeds of approximately $130.2 million in cash. In conjunction with the closing of the Transaction, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due under our debt financing, which was comprised of both a term loan and a revolving line of credit. The payment to MidCap included prepayment and exit fees of approximately $2.3 million.

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

As of December 31, 2018, we had cash and cash equivalents of $192.8 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Settlement agreement

Settlement expense for 2018 relates mainly to Immunetics Settlement Agreement. The terms of the Immunetics Settlement Agreement are confidential. Settlement expense for 2017 relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the SSI Settlement Agreement are confidential. Based on the SSI Settlement Agreement, we no longer pay royalties to SSI.

Summary of cash flows

The following table summarizes our cash and cash equivalents, accounts receivable and cash flows for the periods indicated:

	As of and for the years ended December 31,
(in thousands)	2018	2017

Cash and cash equivalents, including restricted cash	$192,944	$90,532
Accounts receivable, net	9,158	6,021

Net cash used in operating activities from continuing operations	$(32,119)	$(13,122)
Net cash used in investing activities from continuing operations	(5,350)	(1,295)
Net cash (used in) provided by financing activities	(29,307)	39,386
Net operating cash flows provided by discontinued operations	14,729	9,548
Net investing cash flows provided by (used in) discontinued operations	156,218	(3,734)
Net financing cash flows used in discontinued operations	(48)	(12)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1,711)	451
Net increase in cash and cash equivalents, including restricted cash	$102,412	$31,222

Cash flows for the years ended December 31, 2018 and 2017

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $32.1 million during the year ended December 31, 2018, which included net income of $12.5 million, a net credit from non-cash items of $29.2 million, and cash used for changes in operating assets and liabilities of $15.4 million. The non-cash items included a credit related to deferred income taxes of $38.8 million, partially offset by share-based compensation expense of $4.5 million, accretion and amortization of loan fees of $2.4 million, depreciation and amortization of intangible assets of $1.7 million, an intangible assets impairment charge of $879,000, and a loss on disposal of property and equipment of $115,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $7.1 million, a decrease in other liabilities of $4.2 million, an increase in accounts receivable of $3.4 million, and an increase in inventory of $1.0 million, partially offset by a decrease in prepaid expenses and other assets of $207,000. The decrease in accounts payable and accrued liabilities was largely due to payments in 2018 for royalties on intellectual property and bonuses that were accrued for at December 31, 2017, as well as the timing of payments. The decrease in other liabilities reflects the timing of payments. The increase in accounts receivable reflects the timing of customer payments. The increase in inventory was due to timing. The decrease in prepaid expenses and other assets reflects the timing of certain payments.

Net cash used in operating activities from continuing operations was $13.1 million during the year ended December 31, 2017, which included a net loss of $33.2 million, net non-cash expenses of $24.6 million and cash used in changes in operating assets and liabilities of $4.5 million. The non-cash items consisted of intangible assets impairments charges of $18.3 million, share-based compensation expense of $5.7 million, depreciation and amortization expense of $1.6 million, a decrease in deferred tax assets of $1.6 million, accretion and amortization of loan fees expense of $569,000, and a $298,000 loss on disposal of property and equipment. Partially offsetting these charges was a credit for the change in fair value of contingent purchase price consideration of $3.5 million. The cash used in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $5.0 million, an increase in inventory of $1.8 million and an increase in accounts receivable of $988,000 million, partially offset by an increase in other liabilities of $3.7 million. The decrease in accounts payable and accrued liabilities reflects the timing of certain payments. Inventory increased due to timing. The increase in accounts receivable reflects growing sales. The increase in other liabilities is mainly due to the long-term portion of the settlement with SSI.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $5.4 million during the year ended December 31, 2018 and consisted of purchases of property and equipment.

Net cash used in investing activities from continuing operations was $1.3 million during the year ended December 31, 2017 and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash used in financing activities was $29.3 million during the year ended December 31, 2018 and consisted of $30.0 million to pay off the debt to MidCap, $2.1 million for a loss on extinguishment of debt, and payments of $383,000 for tax withheld on vesting of restricted share units, partially offset by $3.2 million in proceeds from the exercise of share options.

Net cash provided by financing activities was $39.4 million during the year ended December 31, 2017, which mainly reflected an offering that closed on August 18, 2017 and which resulted in approximately $39.3 million of net proceeds to us after deducting underwriting discounts and offering expenses.

Discontinued operations

Net cash provided by discontinued operations for 2018 was $170.9 million, primarily due to the gain on disposition from the sale of the U.S. Laboratory Services Business to Quest, compared to $5.8 million for 2017.

Cash flows for the years ended December 31, 2017 and 2016

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $13.1 million during the year ended December 31, 2017, which included a net loss of $33.2 million, net non-cash expenses of $24.6 million and cash used in changes in operating assets and liabilities of $4.5 million. The non-cash items consisted of intangible assets impairments charges of $18.3 million, share-based compensation expense of $5.7 million, depreciation and amortization expense of $1.6 million, a decrease in deferred tax assets of $1.6 million, accretion and amortization of loan fees expense of $569,000, and a $298,000 loss on disposal of property and equipment. Partially offsetting these charges was a credit for the change in fair value of contingent purchase price consideration of $3.5 million. The cash used in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $5.0 million, an increase in inventory of $1.8 million and an increase in accounts receivable of $988,000 million, partially offset by an increase in other liabilities of $3.7 million. The decrease in accounts payable and accrued liabilities reflects the timing of certain payments. Inventory increased due to timing. The increase in accounts receivable reflects growing sales. The increase in other liabilities is mainly due to the long-term portion of the settlement with SSI.

Net cash used in operating activities from continuing operations was $27.3 million during the year ended December 31, 2016, which included a net loss of $21.6 million and cash used for changes in operating assets less liabilities of $12.1 million, partially offset by net non-cash items of $6.4 million. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $4.3 million, an increase in prepaid expenses and other assets of $3.1 million, an increase in accounts receivable, net of $1.6 million, a decrease in deferred income of $1.6 million, and an increase in inventory, net of $1.5 million. The decrease in accounts payable and accrued liabilities was largely due to the timing of payments. The increase in prepaid expenses and other assets largely reflects the timing of certain payments. The increase in accounts receivable, net reflects growing revenue during the year ended December 31, 2016 due to higher sales volumes, as well as the Imugen and Immunetics acquisitions. The decrease in deferred income primarily related to a change in the process used to determine pricing for certain sales to customers in Japan that has resulted in those sales being recorded upon shipment. The increase in inventory, net was largely due to timing. The non-cash items consisted of share-based compensation expense of $5.0 million, an intangible assets impairment charge of $1.8 million mainly related to IPR&D acquired from Boulder, depreciation and amortization expense of $932,000, and a $1.2 million credit from the change in fair value of contingent purchase price consideration.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $1.3 million and $28.4 million for the years ended December 31, 2017 and 2016, respectively. The cash used in 2017 consisted of purchases of property and equipment. The cash used in 2016 consisted of a net $27.5 million used to finance the acquisitions of Imugen and Immunetics and $856,000 used for purchases of property and equipment.

Financing activities from continuing operations

Net cash provided by financing activities from continuing operations was $39.4 million during the year ended December 31, 2017, which mainly reflected an offering that closed on August 18, 2017 and which resulted in approximately $39.3 million of net proceeds to us after deducting underwriting discounts and offering expenses. The offering closed on August 18, 2017.

Net cash provided by financing activities from continuing operations was $29.1 million during the year ended December 31, 2016, which mainly reflected a $30 million MidCap borrowing, net of related discount and debt issuance costs.

Discontinued operations

Net cash provided by discontinued operations for 2017 was $5.8 million, compared to $3.9 million for 2016.

Operating and capital expenditure requirements

We have not achieved operating profitability on a quarterly or annual basis since our inception and we expect to incur net losses in the future. We expect that our operating expenses will increase as we continue to invest to grow our customer base, expand our marketing and distribution channels, hire additional employees and increase product development expenditures. Additionally, as a public company, we incur significant audit, legal and other expenses. We believe that our existing capital resources will be sufficient to fund our operations for the next few years.

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

Contractual obligations

We have contractual obligations for non-cancelable facilities leases, equipment leases, license commitments and purchase commitments. Purchase commitments include future minimum royalty, license, and exclusivity payments to be paid under our license agreements with third parties for access to certain technologies. The following table reflects a summary of our contractual obligations as of December 31, 2018.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$14,112	$2,024	$2,820	$1,710	$7,558
License commitments	1,268	262	193	118	695
Purchase commitments	8,723	8,723	—	—	—
Total	$24,103	$11,009	$3,013	$1,828	$8,253

Our U.K. corporate headquarters and manufacturing facility are located in Abingdon, England. We presently lease 8,600 square feet of manufacturing, storage and mixed use space pursuant to a lease that extends through December 31, 2020, or possibly sooner. Our rent for this space is currently $24,500 per month. We also rent separate warehouse/storage space in Abingdon, England near our corporate headquarters. The lease on the warehouse/storage space expires in 2025, and our current rent is $67,000 annually, which is subject to change.

In June 2018, the Company entered into a lease for a new space in Abingdon, England, which extends through June 30, 2033, or the 143 Park Lease. The 143 Park Lease covers 27,000 square feet of laboratory, office, storage and other mixed use space and will allow us to combine our current manufacturing, laboratory, storage and office operations into a single facility. Initial rent under the 143 Park Lease is approximately $39,000 per month. When the leases on the Company’s existing facilities have expired and it fully occupies the space subject to the 143 Park Lease, rent will increase to $79,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts. In August 2015, we entered into a lease amendment on this location to extend the term of the lease by two years through October 31, 2020. In addition, beginning in March 2016, the lease amendment expanded our office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. We will have an option to extend the lease for one additional term of five years. We also currently sublease approximately 9,000 square feet of warehousing and office space from Quest in Norwood, Massachusetts. The base rent for this space is approximately $17,000 per month. The sublease expires in November 2020.

In connection with the sale of the U.S. Laboratory Services Business to Quest Diagnostics Incorporated on November 6, 2018, approximately $32.3 million of the gross proceeds received pursuant to the Transaction, was paid directly to MidCap to repay the outstanding indebtedness under the MidCap agreement, which included prepayment and exit fees of approximately $2.3 million. In connection with the Company’s repayment of the outstanding indebtedness under the MidCap Agreements, the Term Loan and the Revolving Loan, and all related agreements thereunder, were terminated and all borrowings outstanding thereunder were repaid in full.

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

As of December 31, 2018, accounts receivables related to products and services were $9.2 million. For the year ended December 31, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2018. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in tax returns. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2018, 2017 or 2016.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted. This tax reform legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% effective on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. This resulted in a decrease in the company’s net deferred tax asset and corresponding valuation allowance of $19.8 million. As the Company maintains a full valuation allowance against its net deferred tax asset position in the United States, this revaluation did not result in an income tax expense or benefit in 2017. The other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements.

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

In accordance with Financial Accounting Standards Board, Accounting Standards Codification 718, Compensation—Stock Compensation, we recognize expense based on the share option grant’s pre-defined vesting schedule over the requisite service period using the straight-line method for all employee share options. In addition to the assumptions used to calculate the fair value of the share options, we elected to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards expected to vest. The estimation of the number of share awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider multiple factors when estimating expected forfeitures, including employee position and historical employee turnover data. During the period in which the share options vest, we will record additional expense if the actual forfeiture rate is lower than the estimated forfeiture rate and a recovery of expense if the actual forfeiture rate is higher than estimated.

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

As of December 31, 2018, we had cash and cash equivalents of $192.8 million.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations, capital market fluctuations and foreign currency exchange rate fluctuations, as discussed below.

Interest rate fluctuations

Changes in the general level of U.S. and European interest rates expose us to interest rate risk. These changes could affect our interest income. Based on our cash and cash equivalents at December 31, 2018, if interest rates went either up or down one percentage point, this could change our interest income by approximately $1.8 million per annum.

Capital market fluctuations

Our cash and cash equivalents are invested in interest-bearing savings and money market accounts. We do not enter into investments for trading or speculative purposes. We do not believe capital market fluctuations would have a material effect on the fair market value of our portfolio.

Foreign currency exchange rate fluctuations

We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 28% of our sales during the year ended December 31, 2018 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars but these sales are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. Dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F-1 of this Annual Report on Form 10-K with the exception of the unaudited consolidated quarterly operations data, which is presented below. Net income (loss) per ordinary share amounts are calculated independently for each of the periods presented. Therefore, the sum of the quarterly net income (loss) per ordinary share amounts will not necessarily equal the total for the full fiscal year.

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

On November 6, 2018, Quest Diagnostics Incorporated completed its acquisition of the Company’s U.S. Laboratory Services Business. This agreement represents a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the consolidated financial statements for all periods presented. Therefore, results of discontinued operations have been broken-out in the quarterly data presented below.

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue:
Product	$10,129	$15,012	$15,095	$14,451
Service	1,550	1,645	955	916
Total revenue	$11,679	$16,657	$16,050	$15,367
Gross profit	$7,920	$12,119	$11,477	$11,411
(Loss) income from continuing operations	$(8,186)	$(5,733)	$(6,258)	$32,682
(Loss) income from discontinued operations	(2,140)	(738)	2,774	108,378
Net (loss) income (1)	$(10,326)	$(6,471)	$(3,484)	$141,060
Net (loss) income per ordinary share—basic:
(Loss) income from continuing operations	$(0.32)	$(0.22)	$(0.24)	$1.24
(Loss) income from discontinued operations	$(0.08)	$(0.03)	$0.11	$4.12
Net (loss) income	$(0.40)	$(0.25)	$(0.13)	$5.36
Net (loss) income per ordinary share—diluted:
(Loss) income from continuing operations	$(0.32)	$(0.22)	$(0.24)	$1.22
(Loss) income from discontinued operations	$(0.08)	$(0.03)	$0.11	$4.06
Net (loss) income	$(0.40)	$(0.25)	$(0.13)	$5.28
Weighted-average shares used to compute net (loss) income per ordinary share—basic	25,718,910	25,845,124	26,033,550	26,326,419
Weighted-average shares used to compute net (loss) income per ordinary share—diluted	25,718,910	25,845,124	26,033,550	26,697,589

	Three months ended
(in thousands, except share and per share data) (unaudited)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue:
Product	$10,770	$13,523	$13,419	$11,187
Service	1,395	1,434	1,592	1,413
Total revenue	$12,165	$14,957	$15,011	$12,600
Gross profit	$7,840	$9,687	$9,764	$8,972
(Loss) income from continuing operations	$(6,525)	$(15,590)	$(19,497)	$8,386
(Loss) income from discontinued operations	(1,547)	(1,176)	2,650	414
Net (loss) income (2)	$(8,072)	$(16,766)	$(16,847)	$8,800
Net (loss) income per ordinary share—basic:
(Loss) income from continuing operations	$(0.29)	$(0.68)	$(0.81)	$0.33
(Loss) income from discontinued operations	$(0.07)	$(0.05)	$0.11	$0.02
Net (loss) income (3)	$(0.36)	$(0.74)	$(0.70)	$0.34
Net (loss) income per ordinary share—diluted:
(Loss) income from continuing operations	$(0.29)	$(0.68)	$(0.81)	$0.31
(Loss) income from discontinued operations	$(0.07)	$(0.05)	$0.11	$0.02
Net (loss) income (3)	$(0.36)	$(0.74)	$(0.70)	$0.33
Weighted-average shares used to compute net (loss) income per ordinary share:
Basic	22,533,531	22,805,379	24,123,574	25,532,152
Diluted	22,533,531	22,805,379	24,123,574	26,828,912

(1)

The three months ended December 31, 2018 included a $146.0 million gain on the sale of our U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement from which we received approximately $130.2 million in cash proceeds. Upon closing of the Transaction, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of approximately $2.3 million.

(2)

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

(3)	Net (loss) income per ordinary share amounts may not equal the sums of the respective columns due to rounding.

Our revenue fluctuates from quarter-to-quarter as a result of a number of factors, many of which are outside our control. Additionally, we see fluctuation in our product revenue from quarter to quarter, due to ordering patterns, particularly relating to our large distributor customers. As a result of such factors, we expect to continue to see quarter-to-quarter variations in our revenue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal controls relating to income tax accounting that existed as of December 31, 2018, as discussed below.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).  Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 because of the material weakness identified below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for income taxes, including the income tax provision, deferred tax assets and liabilities and related disclosures. Specifically, we did not have sufficient technical expertise in the income tax function to review with a level of precision that would have identified a material misstatement in the income tax provision, including the allocation of tax between continuing and discontinued operations as well as the calculation of deferred tax assets and liabilities and related disclosures. Management and the Audit Committee believe that the complexity introduced to the Company's financial statements as a result of the sale of the Company's U.S. laboratory service business to Quest, or the Transaction, was a contributing factor to the identified deficiencies.

Oxford Immunotec Global PLC’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report, which appears herein.

(c) Remediation of Material Weakness

Under the oversight of our Audit Committee, we are committed to improving our internal controls processes and resolving the material weakness we have presented above. As we continue to evaluate and work to improve our internal control over financial reporting, we may implement additional measures or modify the remedial actions described below, as considered appropriate, to remediate our material weakness.

Management’s preliminary assessment of a remediation plan to address the control deficiencies that led to the material weakness includes the following:

i.	enhancing corporate tax accounting resources to strengthen tax accounting review procedures;
ii.	reassessing the design of our tax review controls to identify areas where enhanced precision will help detect and prevent material misstatements; and
iii.	assessing the involvement of a third party provider.

Management will report regularly to the Audit Committee regarding the status of the implementation of the remediation activities. Our goal is to remediate this material weakness by the end of 2019, subject to there being sufficient opportunities to conclude, through testing, that the enhanced controls are operating effectively.

(d) Changes in internal control over financial reporting

On November 6, 2018, we completed the sale of our U.S. Laboratory Services Business to Quest. As a result of the Transaction, certain U.S. service business controls were eliminated in the fourth quarter of 2018. The Company also added new controls relating to the divestiture process. In conjunction with the Transaction, a newly formed wholly owned subsidiary of Oxford Immunotec Limited, Oxford Immunotec USA, Inc., was incorporated into our existing internal control processes.

Other than with respect to our sale of the U.S. Laboratory Services Business to Quest as described above and the material weakness discussed herein, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

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

2.2+†

Limited Liability Company Interest Purchase Agreement by and among Quest Diagnostics Incorporated, Oxford Immunotec Limited, Oxford Immunotec, Inc. and solely for the purposes of Section 5.4, Section 5.6, Section 5.12, Section 5.16, Article VII and Article IX, Oxford Immunotec Global PLC (Filed as Exhibit 2.1 of our Form 8-K on September 25, 2018 and incorporated herein by reference)

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

10.2

Amendment to Supply Agreement dated April 5, 2016 between MicroCoat Biotechnologie GmbH and Oxford Immunotec Limited (Filed as Exhibit 10.2 to our Quarterly Report on Form 10-K on May 4, 2016, and incorporated herein by reference.)

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

10.5+

Second Amendment to Purchase Agreement between Mabtech AB and Oxford Immunotec Limited dated November 17, 2017 (Filed as Exhibit 10.5 of our Annual Report on Form 10-K on February 27, 2018 and incorporated herein by reference.)

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
10.10+

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

10.12+	Supplier Agreement dated January 7, 2019 between Millipore (UK) Ltd. and Oxford Immunotec Limited.

10.13+	Amended and Restated Supply and Reseller Agreement dated January 9, 2019 between Life Technologies Corporation and Oxford Immunotec Limited

10.14+

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

10.16+

Second Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. dated November 3, 2016. (Filed as Exhibit 10.20 of our Annual Report on Form 10-K on March 1, 2017 and incorporated herein by reference.)

10.17+

Third Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. entered into on December 20, 2017(Filed as Exhibit 10.21 of our Annual Report on Form 10-K on February 27, 2018 and incorporated herein by reference.)

10.18+

Fourth Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. dated June 5, 2018 (Filed as Exhibit 10.1 of our Quarterly Report on Form 10-Q on July 31, 2018 and incorporated herein by reference.)

10.19+

Fifth Amendment to Distributorship Agreement between Oxford Immunotec, Ltd., Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd. dated September 17, 2018 (Filed as Exhibit 10.1 of our Quarterly Report on Form 10-Q on November 9, 2018 and incorporated herein by reference.)

10.20+

Marketing Authorization Holder Agreement dated July 29, 2011 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.25 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.21+

Amendment to Marketing Authorization Holder Agreement dated September 1, 2013 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Filed as Exhibit 10.26 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.22

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

10.24	Amended and Restated 2008 Stock Incentive Plan (Filed as Exhibit 10.35 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.25

Oxford Immunotec Global PLC 2013 Share Incentive Plan (Filed as Exhibit 10.39 of Amendment No. 6 of our Registration Statement on Form S-1 (File No. 333-191737) on November 14, 2013 and incorporated herein by reference.)

10.26	Oxford Immunotec Global PLC 2013 Amended Share Incentive Plan (Filed as Exhibit 10.33 of our Annual Report on Form 10-K on February 27, 2018 and incorporated herein by reference.)

10.27

Form of Director Stock Option Award under Oxford Immunotec Global PLC 2013 Share Incentive Plan (Filed as Exhibit 10.48 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

Exhibit number	Description of exhibit
10.28

Form of Restricted Share Award Certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.2 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.29

Form of Restricted Share Award Certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.1 of our Form 8-K on March 6, 2014 and incorporated herein by reference.)

10.30

Form of First Amendment to Officer Restricted Share Award (Double Trigger) under Appendix C of the 2013 Share Incentive Plan (Filed as Exhibit 10.1 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

10.31	Form of First Amendment to Officer Stock Option Award under Appendix D of the 2013 Share Incentive Plan (Filed as Exhibit 10.2 of our Form 8-K on January 2, 2015 and incorporated herein by reference.)

10.32

Form of CSOP Option Certificate (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.39 of our Annual Report on Form 10-K on March 1, 2016 and incorporated herein by reference).

10.33

Form of Unapproved Stock Option Award (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Filed as Exhibit 10.41 of our Form 10-K on March 1, 2016 and incorporated herein by reference).

10.34

Form of Stock Option Agreement (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Filed as Exhibit 10.43 of our Annual Report on Form 10-K on March 1, 2016 and incorporated herein by reference).

10.35

Form of Unapproved Stock Option Award (Double Trigger) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan (Filed as Exhibit 10.44 of our Annual Report on Form 10-K on February 27, 2018 and incorporated herein by reference.)

10.36

Form of Restricted Share Unit Award under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers (Filed as Exhibit 10.44 of our Annual Report on Form 10-K on March 1, 2016 and incorporated herein by reference).

10.37

Service Agreement dated October 21, 2002 between Oxford Immunotec Limited and Peter Wrighton-Smith, as amended through 2013 (Filed as Exhibit 10.45 of our Annual Report on Form 10-K on March 27, 2014 and incorporated herein by reference.)

10.38

Deed of Novation of Agreement for Services dated November 8, 2013 by and among Oxford Immunotec Limited, Oxford Immunotec Global PLC and Peter Wrighton-Smith (Filed as Exhibit 10.49 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-191737) on November 8, 2013 and incorporated herein by reference.)

10.39

Amended and Restated Employment Agreement dated October 1, 2013 between Oxford Immunotec, Inc. and Richard M. Altieri (Filed as Exhibit 10.43 of our Registration Statement on Form S-1 (File No. 333-191737) on October 15, 2013 and incorporated herein by reference.)

10.40	Form of Employment Agreement for Senior Executives (Filed as Exhibit 10.50 of our Annual Report on Form 10-K on February 27, 2018 and incorporated herein by reference.)

10.41

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

10.44

Agreement to Purchase Test Kits and Accessories dated November 6, 2018 between Quest Diagnostics Incorporated and Oxford Immunotec USA, Inc. (Filed as Exhibit B to the IPA filed as Exhibit 2.1 of our Form 8-K on September 25, 2018 and incorporated herein by reference)

10.45	Form of Bonus Agreement (Filed as Exhibit 10.2 of our Quarterly Report on Form 10-Q on November 9, 2018 and incorporated herein by reference)

10.46	Form of Bonus Agreement (Filed as Exhibit 10.3 of our Quarterly Report on Form 10-Q on November 9, 2018 and incorporated herein by reference)

10.47	Separation Agreement dated March 8, 2019 between Richard A. Wenstrup and Oxford Immunotec USA, Inc.

Exhibit number	Description of exhibit
21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP (US)

23.2	Consent of Ernst & Young LLP (UK)

24.1	Power of Attorney executed by Directors and Officers (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2018 and 2017; (ii) Consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated statements of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated statements of shareholders’ equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to consolidated financial statements.

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

† Certain exhibits and schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Abingdon, England, on March 27, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 27, 2019 in the capacities indicated below.

Signature	Title	Date

/s/ Peter Wrighton-Smith, Ph.D.	Chief Executive Officer and Director	March 27, 2019
Peter Wrighton-Smith, Ph.D.	(Principal Executive Officer)

/s/ Richard M. Altieri	Chief Financial Officer	March 27, 2019
Richard M. Altieri	(Principal Financial and Accounting Officer)

/s/ Richard A. Sandberg	Chairman of the Board of Directors	March 27, 2019
Richard A. Sandberg

/s/ Ronald Andrews Jr.	Director	March 27, 2019
Ronald Andrews Jr.

/s/ Patrick J. Balthrop, Sr.	Director	March 27, 2019
Patrick J. Balthrop, Sr.

/s/ Mark Klausner	Director	March 27, 2019
Mark Klausner

/s/ Patricia Randall	Director	March 27, 2019
Patricia Randall

/s/ Herm Rosenman	Director	March 27, 2019
Herm Rosenman

/s/ James R. Tobin	Director	March 27, 2019
James R. Tobin

/s/ A. Scott Walton	Director	March 27, 2019
A. Scott Walton

/s/ Richard M. Altieri	Authorized Representative in the United States	March 27, 2019
Richard M. Altieri

Oxford Immunotec Global PLC

Index to financial statements

Audited consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Immunotec Global Plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Immunotec Global Plc (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 27, 2019 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Immunotec Global Plc

Opinion on Internal Control over Financial Reporting

We have audited Oxford Immunotec Global Plc’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Oxford Immunotec Global Plc (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a deficiency in controls related to the accounting for income taxes, including the income tax provision and related tax assets and liabilities, and has concluded that such deficiency represented a material weakness as of December 31, 2018.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2018, and the related notes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 27, 2019 which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Immunotec Global PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oxford Immunotec Global PLC (the Company) as of December 31, 2017, the related consolidated statements of operations, other comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2006 to 2018.

Reading, United Kingdom

February 27, 2018, except for the effects of discontinued operations described in Notes 1 and 19, as to which the date is March 27, 2019

Oxford Immunotec Global PLC

Consolidated balance sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$192,844	$90,332
Accounts receivable, net	9,158	6,021
Other receivable	4,500	—
Inventory, net	7,767	7,137
Prepaid expenses and other assets	2,511	2,711
Current assets of discontinued operations	—	14,281
Total current assets	216,780	120,482
Restricted cash, non-current	100	200
Other receivable	4,500	—
Property and equipment, net	7,144	2,764
Goodwill	2,483	2,483
Other intangible assets, net	61	1,036
Deferred tax asset	1,052	2,486
Noncurrent assets of discontinued operations	—	14,785
Total assets	$232,120	$144,236

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,801	$5,552
Accrued liabilities	10,891	7,807
Settlement liability	4,106	4,342
Deferred income	125	36
Current portion of loans payable	85	78
Current liabilities of discontinued operations	—	4,630
Total current liabilities	18,008	22,445
Long-term portion of loans payable	106	29,856
Settlement liability	—	3,894
Other liabilities	—	364
Noncurrent liabilities of discontinued operations	—	48
Total liabilities	18,114	56,607

Commitments and contingencies (Notes 3, 9, and 16)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 38,978,604 and 36,183,293 shares authorized at December 31, 2018 and 2017, respectively, 26,439,334 and 25,661,634 shares issued and outstanding at December 31, 2018 and 2017, respectively	276	269
Additional paid-in capital	303,015	294,613
Accumulated deficit	(80,762)	(201,541)
Accumulated other comprehensive loss	(8,523)	(5,712)
Total shareholders’ equity	214,006	87,629

Total liabilities and shareholders’ equity	$232,120	$144,236

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of operations

(in thousands, except share and per share data)

	Year ended December 31,
	2018	2017	2016

Revenue:
Product	$54,687	$48,899	$43,070
Service	5,066	5,834	3,918
Total revenue	59,753	54,733	46,988

Cost of revenue:
Product	13,668	13,864	13,807
Service	3,158	4,606	2,684
Total cost of revenue	16,826	18,470	16,491
Gross profit	42,927	36,263	30,497
Operating expenses:
Research and development	8,122	10,835	9,370
Sales and marketing	26,500	29,053	26,858
General and administrative	25,952	25,450	18,918
Change in fair value of contingent purchase price consideration	—	(3,475)	(1,208)
Intangible assets impairment charge	879	18,300	1,765
Settlement expense	2,193	10,028	—
Total operating expenses	63,646	90,191	55,703
Operating loss from continuing operations	(20,719)	(53,928)	(25,206)
Other income (expense):
Interest expense, net	(1,797)	(3,105)	(864)
Loss on extinguishment of debt	(2,105)	—	—
Foreign exchange gains (losses)	111	(1,850)	1,364
Other expense	(271)	(209)	(646)
Litigation settlement income	—	27,500	—
Loss from continuing operations before income taxes	(24,781)	(31,592)	(25,352)
Income tax benefit (expense) from continuing operations	37,286	(1,634)	3,774
Income (loss) from continuing operations	12,505	(33,226)	(21,578)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,727	341	(771)
Gain on disposition	145,982	—	—
Income tax expense	(39,435)	—	—
Income (loss) from discontinued operations	108,274	341	(771)
Net income (loss)	$120,779	$(32,885)	$(22,349)

Net income (loss) per ordinary share—basic:
Income (loss) from continuing operations	$0.48	$(1.40)	$(0.97)
Income (loss) from discontinued operations	4.17	0.01	(0.03)
Net income (loss)	$4.65	$(1.38)	$(1.00)

Net income (loss) per ordinary share—diluted:
Income (loss) from continuing operations	$0.47	$(1.40)	$(0.97)
Income (loss) from discontinued operations	4.10	0.01	(0.03)
Net income (loss)	$4.58	$(1.38)	$(1.00)

Weighted-average shares used to compute net income (loss) per ordinary share—basic	25,982,809	23,757,902	22,353,713
Weighted-average shares used to compute net income (loss) per ordinary share—diluted	26,397,875	23,757,902	22,353,713

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of other comprehensive income (loss)

(in thousands)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$120,779	$(32,885)	$(22,349)
Other comprehensive gain (loss), net of taxes:
Foreign currency translation adjustment, net of tax charges / (credits) of $791, $(1,178), and $0, respectively	(2,811)	2,039	(2,474)
Other comprehensive gain (loss), net of taxes	(2,811)	2,039	(2,474)
Total comprehensive income (loss)	$117,968	$(30,846)	$(24,823)

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of shareholders’ equity

(in thousands)

	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total shareholders’ equity
Balance at December 31, 2015	243	244,033	(146,307)	(5,277)	92,692
Exercise of share options	—	76	—	—	76
Share-based compensation expense	—	5,019	—	—	5,019
Other comprehensive loss	—	—	—	(2,474)	(2,474)
Net loss	—	—	(22,349)	—	(22,349)
Balance at December 31, 2016	243	249,128	(168,656)	(7,751)	72,964
Exercise of share options	4	557	—	—	561
Issuance of shares in secondary offering	22	39,276	—	—	39,298
Share-based compensation expense	—	5,864	—	—	5,864
Tax on vesting of restricted share units	—	(212)	—	—	(212)
Other comprehensive gain	—	—	—	2,039	2,039
Net loss	—	—	(32,885)	—	(32,885)
Balance at December 31, 2017	269	294,613	(201,541)	(5,712)	87,629
Exercise of share options	7	3,234	—	—	3,241
Share-based compensation expense	—	5,551	—	—	5,551
Tax on vesting of restricted share units	—	(383)	—	—	(383)
Other comprehensive loss	—	—	—	(2,811)	(2,811)
Net income	—	—	120,779	—	120,779
Balance at December 31, 2018	$276	$303,015	$(80,762)	$(8,523)	$214,006

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net income (loss)	$120,779	$(32,885)	$(22,349)
Less: Net income (loss) from discontinued operations, net of tax	108,274	341	(771)
Net income (loss) from continuing operations	12,505	(33,226)	(21,578)

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,662	1,618	932
Change in fair value of contingent purchase price consideration	—	(3,475)	(1,208)
Intangible assets impairment charges	879	18,300	1,765
Accretion and amortization of loan fees	2,408	569	—
Share-based compensation expense	4,507	5,671	4,901
Loss (income) on disposal of property and equipment	115	298	—
Deferred income taxes	(38,760)	1,602	—

Changes in operating assets and liabilities:
Accounts receivable, net	(3,390)	(988)	(1,642)
Inventory, net	(1,015)	(1,768)	(1,486)
Prepaid expenses and other assets	207	(454)	(3,063)
Accounts payable	(10,375)	(5,502)	(7,326)
Accrued liabilities	3,252	509	3,069
Other liabilities, net	(4,209)	3,733	(36)
Deferred income	95	(9)	(1,639)
Net cash used in operating activities from continuing operations	(32,119)	(13,122)	(27,311)

Cash flows from investing activities
Purchases of property and equipment	(5,350)	(1,295)	(856)
Cash paid for acquisitions, net of cash acquired	—	—	(27,515)
Net cash used in investing activities from continuing operations	(5,350)	(1,295)	(28,371)

Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	39,298	—
Proceeds from exercise of share options	3,241	561	76
Payments of tax withheld on vesting of restricted share units	(383)	(212)	—
Payments on capital lease	(60)	(261)	(80)
Proceeds from term loan, net	—	—	29,457
Discount on the line of credit	—	—	(50)
Debt issuance costs	—	—	(289)
Loss on extinguishment of debt	(2,105)	—	—
Change in loans payable	(30,000)	—	—
Net cash (used in) provided by financing activities from continuing operations	(29,307)	39,386	29,114
Net cash flows of continuing operations	(66,776)	24,969	(26,568)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	14,729	9,548	5,401
Net investing cash flows provided by (used in) discontinued operations	156,218	(3,734)	(1,527)
Net financing cash flows used in discontinued operations	(48)	(12)	(11)
Net cash flows of discontinued operations	170,899	5,802	3,863
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1,711)	451	(1,780)
Net increase (decrease) in cash and cash equivalents, including restricted cash	102,412	31,222	(24,485)
Cash, cash equivalents, and restricted cash at beginning of year	90,532	59,310	83,795
Cash, cash equivalents, and restricted cash at end of year	$192,944	$90,532	$59,310

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows (continued)

(in thousands)

	Year ended December 31,
	2018	2017	2016

Supplemental disclosures
Cash paid for interest	$2,656	$3,123	$450
Cash paid for taxes	76	145	141

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Notes to consolidated financial statements

1. Description of business and significant accounting policies

Description of business

The Company is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory, and sales and marketing capabilities it has developed over its sixteen year history. The Company’s proprietary T-SPOT.TB test utilizes its T-SPOT technology platform to test for tuberculosis, which is the leading cause of infectious disease death worldwide.

On November 6, 2018, the Company completed the sale of its U.S. Laboratory Services Business to Quest, for gross proceeds of $170 million in cash. This Transaction represented a strategic business shift and it had a major effect on the Company’s operations and financial results. Following the Transaction, the Company has approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom.

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

As discussed in Note 19, Discontinued operations, on September 25, 2018, the Company entered into an agreement to sell the Company’s U.S. Laboratory Services Business to Quest Diagnostics Incorporated. The Transaction represents a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, the assets and liabilities of this and the related operations have been reported in discontinued operations in the consolidated financial statements for all periods presented. The Transaction was consummated on November 6, 2018.

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

Segment reporting

The Company operates in one operating segment. The Company’s chief operating decision maker, or the CODM, its chief executive officer, manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenue information for the Company’s product and service offerings and for each country, while all other financial information is on a consolidated basis. While the Company’s principal operations and decision-making functions are located in both the United States and United Kingdom, the CODM makes decisions on a global basis. Accordingly, the Company has determined that it operates in a single reporting segment.

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

Foreign currency translation

The functional currency for Oxford Immunotec Global PLC is the U.S. Dollar. The functional currency for the Company’s operating subsidiaries are the Pound Sterling for Oxford Immunotec Limited, the U.S. Dollar for Oxford Immunotec USA, Inc., Oxford Immunotec Inc. and Immunetics, Inc., or Immunetics, the Yen for Oxford Immunotec K.K., the Yuan for Oxford Immunotec (Shanghai) Medical Device Co. Ltd., the Euro for Boulder Diagnostics Europe GmbH and the Hong Kong Dollar for Oxford Immunotec Asia Limited. Revenue and expenses of foreign operations are translated into U.S. Dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. Dollars at year-end rates. The Company reflects resulting foreign currency translation adjustments in accumulated other comprehensive income, which is a component of shareholders’ equity.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other income (expense)” in the consolidated statements of operations unless the unrealized foreign currency transaction gains or losses relate to intercompany transactions of a long-term investment nature, then they are included in other comprehensive income.

Concentration of risks

In the year ended December 31, 2018, the Company had two product customers that represented more than 10% of the Company’s annual revenue. The Company’s Chinese distributor, Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, represented approximately 27% of annual revenue and the Company’s Japanese importer, Riken Genesis Co., Ltd. represented approximately 19% of annual revenue. The loss of either of these product customers could have a material impact on the Company’s operating results.

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

Restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Cash, cash equivalents, and restricted cash consists of the following:

	Year ended December 31,
(in thousands)	2018	2017	2016

Cash and cash equivalents	$192,844	$90,332	$59,110
Restricted cash, non-current	100	200	200
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$192,944	$90,532	$59,310

Accounts receivable

Accounts receivable are primarily amounts due from customers including hospitals, public health departments, commercial testing laboratories, distributors and universities in addition to government programs.

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

Inventory

Inventory consists of raw materials, work in progress and finished goods. The Company does not maintain work in progress balances as the nature of the manufacturing process does not allow for test kits to be left in a partially manufactured state. Inventory is removed at cost. Inventory is stated at the lower of cost or net realizable value. Cost is determined by the actual cost of components by batch plus estimated labor and overhead costs per unit. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for identified items.

Property and equipment

Property and equipment are stated at cost. Property and equipment financed under capital leases are initially recorded at the present value of minimum lease payments at the inception of the lease.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property and equipment under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Depreciable lives range from three to ten years for laboratory equipment, office equipment and furniture and fixtures and three years for software.

Revenue recognition

The Company’s revenues include product and service revenues. Product revenue from diagnostic test kit sales and related accessories is recognized at a point in time based upon contractual rates. Service revenue is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer. See Note 2 for disaggregation of revenue by type, indication and geography.

As of December 31, 2018, accounts receivables related to products and services were $9.2 million. For the year ended December 31, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2018. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

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

Cost of service revenue consists primarily of costs incurred in the operation of the Company’s diagnostic laboratory including labor and overhead, kit costs, quality management, consumables used in the testing process and packaging and delivery costs.

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

Impairment of long-lived assets

The Company’s long-lived assets, including fixed assets and intangible assets which have a definite life, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired, and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead the Company to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset (group) is recoverable by comparing the estimated undiscounted future cash flows attributable to the asset (group) in question to its carrying amount and (b) write-down the carrying amount to fair value to the extent necessary.

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

Goodwill and indefinite-lived intangible assets

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually in the fourth quarter of the year, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Under this method, the Company compares the fair value of the goodwill to its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and determines that the fair value of the reporting unit more likely than not exceeded its carrying value, then it is not required to take further action to test goodwill for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

Indefinite-lived intangible assets

Indefinite-lived intangible assets are reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads it to determine that it is more likely than not (that is, a likelihood of more than 50%) that its indefinite-lived intangible asset is impaired. If the Company chooses to first assess qualitative factors and determines that the fair value of the indefinite-lived intangible assets more likely than not exceeded their carrying value, then it is not required to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which it may choose to do in some periods but not in others.

The determinations as to whether, and, if so, the extent to which, indefinite-lived intangible assets become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, the Company’s overall business strategy, and regulatory, market and economic environment and trends.

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

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2018 and 2017, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, and other accounts payable, accrued liabilities, and loans payable. See Note 3. Fair value measurement, to the consolidated financial statements for further information on the fair value of the Company’s financial instruments.

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

The Company adheres to the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken, or expected to be taken, in a tax return. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties are recognized as a component of income tax expense.

Basic and diluted net income (loss) per ordinary share

Basic income (loss) per ordinary share are calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted income per ordinary share is calculated by dividing net income by the weighted-average number of ordinary shares outstanding during the period plus the dilutive effect of outstanding instruments such as share options, RSUs and restricted shares. Diluted loss per ordinary share is the same as basic loss per ordinary share, as the effect of utilizing the fully diluted share count including share options, RSUs and restricted shares would reduce the net loss per ordinary share.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. The Company has included the disclosures required by ASU 2014-09 above and in Note 2. Revenue to the Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires lessees to reflect all leases with terms longer than 12 months on their balance sheets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method. The Company’s process of evaluating the impact of ASU 2016-02 has included reviewing all forms of leases and performing a completeness assessment over the lease population. The Company will adopt ASU 2016-02, effective as of January 1, 2019 and will apply the alternative adoption approach at the adoption date and will recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings. The Company will take advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, will allow it to carryforward historical lease classifications. The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As a result of adopting ASU 2016-02, the Company expects to recognize right-of-use assets of about $7.7 million and corresponding liabilities of about $8.6 million for its existing lease portfolio on its consolidated balance sheets, with no material impact to the Company’s consolidated statements of operations or consolidated statements of cash flows. For the first quarter of 2019, the Company will provide additional disclosures in the notes to its condensed consolidated financial statements regarding its leasing portfolio, including key judgments and assumptions and the discount rates used in calculating the Company’s right-of-use assets and corresponding liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current U.S. GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company does not expect that the application of ASU 2016-13 will have a material impact on the presentation of its results of operations, financial position or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating ASU 2017-04.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating ASU 2018-07.

2. Revenue

On January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, under the modified retrospective approach using the practical expedient in paragraph 606-10-10-4. The five step model defined by ASC Topic 606 requires us to (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Our adoption of ASC Topic 606 did not result in an adjustment to our accumulated deficit and did not have a material impact on the amount and timing of our revenue recognition for the year ended December 31, 2018.

The Company’s prior year revenues have been recast to present the U.S. Laboratory Services Business as a discontinued operation. For further information on these changes, refer to Note 19. Discontinued operations.

The following tables present the Company’s revenues disaggregated by type:

	Year ended December 31,
(in thousands)	2018	2017	2016
Revenue
Product	$54,687	$48,899	$43,070
Service	5,066	5,834	3,918
Total revenue	$59,753	$54,733	$46,988

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Year ended December 31,
(in thousands, except percentages)	2018		2017		2016
Revenue
United States	$16,442	28%	$15,720	29%	$10,372	22%
Europe and ROW	9,153	15%	8,136	15%	6,988	15%
Asia	34,158	57%	30,877	56%	29,628	63%
Total revenue	$59,753	100%	$54,733	100%	$46,988	100%

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

The Company had a term loan outstanding under an agreement with MidCap Financial Trust, or MidCap, at December 31, 2017. The amount outstanding on the term loan was reported at its carrying value in the accompanying balance sheet at that date. The estimated fair value of the term loan, based upon market rates at the time for similar borrowings, as measured using Level 2 inputs, approximated the carrying amount as presented on the consolidated balance sheets. In connection with the sale of the U.S. Laboratory Services Business to Quest on November 6, 2018, approximately $32.3 million of the gross proceeds received pursuant to the Transaction, was paid directly to MidCap to repay the outstanding indebtedness under the MidCap agreement, which included prepayment and exit fees of approximately $2.3 million (see Note 9. Loans payable).

4. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

	December 31,
(in thousands)	2018	2017
Accounts receivable	$9,246	$6,021
Less allowance for uncollectible accounts receivable	(88)	—
Accounts receivable, net	$9,158	$6,021

Activity for the allowance for uncollectible accounts receivable is as follows:

	December 31,
(in thousands)	2018	2017	2016
Balance at beginning of period	$—	$—	$—
Provision for bad debt expense	(88)	—	—
Write-off	—	—	—
Balance at end of period	$(88)	$—	$—

5. Inventory, net

Inventory consisted of the following as of:

	December 31,
(in thousands)	2018	2017
Raw materials	$6,169	$6,927
Work in progress	190	179
Finished goods	1,408	31
Inventory	$7,767	$7,137

6. Property and equipment, net

Property and equipment, net consists of the following as of:

	December 31,
(in thousands)	2018	2017
Laboratory equipment	$2,951	$2,493
Leasehold improvements	5,663	2,766
Office equipment, furniture and fixtures	3,019	2,205
Software	1,626	756
Construction in progress	—	94
Property and equipment	13,259	8,314
Less accumulated depreciation	(6,115)	(5,550)
Property and equipment, net	$7,144	$2,764

For the years ended December 31, 2018, 2017 and 2016, the Company recorded depreciation expense of $1.6 million, $1.4 million and $0.9 million, respectively. Depreciation expense includes amortization of capital leases.

Depreciable lives range from three to ten years for laboratory equipment, office equipment, leasehold improvements, and furniture and fixtures and three years for software and specialized shipping containers.

For the years ended December 31, 2018 and 2017, there were no material capital leases, disposals or retirements.

7. Goodwill and intangible assets

The Company has one reporting unit and goodwill represents the synergies realized in its acquisitions of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics. In conjunction with the Transaction (see Note 19. Discontinued operations) and pursuant to ASC 350-20-35-51, the Company allocated a portion of the goodwill to the business being disposed of based on the relative fair value method. As a result, goodwill of $1.5 million was allocated to assets held for sale in the third quarter of 2018, the period that the held for sale election was determined. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at December 31, 2018 and 2017.

Acquired intangible assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5	-	10	$652	$591	$61
Total				$652	$591	$61

	As of December 31, 2017
	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Immunetics technology – clinical		15		$883	$72	$811
Immunetics customer relationships	5	-	11	130	14	116
Immunetics trade name		5		30	8	22

Other	5	-	10	692	605	87
Total				$1,735	$699	$1,036

In conjunction with the Transaction, the net carrying amount of definite-lived intangible assets recorded in the acquisition of Imugen were disposed of and netted into the gain on sale.

The weighted average amortization period of our definite-lived intangible assets is 9.7 years. Amortization expense from continuing operations for the years ended December 31, 2018, 2017 and 2016 was $93,000, $206,000 and $71,000, respectively. Amortization expense related to acquired intangible assets is estimated at $22,000 per year for the years 2019 and 2020 and $17,000 in 2021.

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

The impact on the consolidated statement of operations as of December 31, 2017 was a $44,000 reduction in cost of product revenue, a $26,000 reduction in sales and marketing expense and a $58,000 increase in income tax expense.

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

In mid-February 2018, the Company received a complete response letter, or CRL, from FDA which raised a number of questions related to the Company’s submissions in the fourth quarter of 2017 in support of licensure for the Immunetics Babesia microti blood donor screening assay. Given FDA’s previous verbal comments to the Company, the CRL was unexpected and would have delayed licensure and commercialization of the assay. As a result, the Company recorded an impairment charge of $7.2 million to write off the intangible assets related to the assay including:

●	$7.0 million related to Immunetics IPR&D;
●	$166,000 related to the Immunetics trade name; and
●	$98,000 related to customer relationships.

Impairment review

Immunetics definite-lived intangible assets

The Company reviews the carrying value of its long-lived assets, including other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company evaluates recoverability based upon undiscounted future cash flows expected to be generated by such assets (group) over the remaining useful lives. On November 6, 2018, the Company sold its U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement for approximately $170 million (See Note 19. Discontinued operations). Following this transaction, Management held strategic meetings that resulted in an impairment review of the assets group related to Immunetics. Upon impairment review, the Company recorded an impairment charge of $879,000 to write off the Immunetics intangible assets in the fourth quarter of 2018.

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually in the fourth quarter of the year, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Based on the results of the Company’s annual review of goodwill, it has been determined that there is no impairment loss to be recorded in the fourth quarter of 2018.

8. Accrued liabilities

Accrued liabilities consist of the following as of:

	December 31,
(in thousands)	2018	2017
Employee related expenses	$5,536	$4,317
Corporate tax	1,616	—
Royalties	1,354	1,419
Other accrued liabilities	2,385	2,071
Total accrued liabilities	$10,891	$7,807

9. Loans payable

In June 2013, in conjunction with the lease for approximately 14,500 square feet of office space in Marlborough, Massachusetts, the Company received a payment of $582,000 from the landlord, representing approximately 80% of the cost to build-out the facility. In accordance with FASB Accounting Standards Codification 840, Leases, this reimbursement was recorded as a liability in loans payable and is being amortized over the life of the lease. At December 31, 2018, $84,000 is included in the balance sheet in current portion of loans payable and $75,000 is included in long-term portion of loans payable. At December 31, 2017, $77,000 is included in the balance sheet in current portion of loans payable and $159,000 is included in long-term portion of loans payable.

On October 4, 2016, the Company entered into an agreement with MidCap Financial Trust, or the MidCap agreement, that provided it with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The MidCap agreement provided the Company with a term loan of $30 million, which matured five years from closing. The term loan accrued interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan began to amortize. The MidCap agreement also provided the Company with a revolving line of credit of up to $10 million, which matured five years from closing. The revolving line of credit accrued interest at a rate of LIBOR plus 4.45%. The Company was also required to pay the lenders an unused line fee equal to 0.50% per annum of the average unused portion of the revolving line of credit. Based on certain conditions, both the term loan and revolving line of credit could have been increased by an additional $10 million for a total of $60 million.

If the credit facility was terminated prior to the end of the term, the Company was to pay to the lenders a fee as compensation for the costs of being prepared to make funds available to the Company throughout the term equal to an amount determined by multiplying the revolving line of credit commitment amount by 3.0% in the first year, 2.0% in the second year, and 1.0% in the third year and thereafter. Upon repayment in full of the loan, the Company was obligated to make a final payment fee equal to 6% of the aggregate loan amount. In addition, the Company was required to pay an exit fee of 6.0% of the aggregate principal amount of all term loan borrowings. The 6% exit fee was being accreted to interest expense through the maturity of the Midcap loan.

In connection with the sale of the U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement on November 6, 2018, approximately $32.3 million of the gross proceeds received pursuant to the Transaction was paid directly to MidCap to repay the outstanding indebtedness under the MidCap agreement, which included prepayment and exit fees of approximately $2.3 million. In connection with the Company’s repayment of the outstanding indebtedness under the MidCap Agreements, the Term Loan and the Revolving Loan, and all related agreements thereunder, were terminated and all borrowings outstanding thereunder were repaid in full. The repayment resulted in a loss on extinguishment of debt of $2.1 million, which represents the cash paid to settle the debt in excess of debt related balances at the time of settlement.

As of December 31, 2017, the Company had a balance of the secured term loan due to MidCap of $30 million, which is recorded in the accompanying consolidated balance sheet at that date, net of unamortized discount and debt issuance costs.

The Company never borrowed under the revolving line of credit.

10. Share capital

During the twelve months ended 2018, the Company issued 694,322 ordinary shares upon the exercise of options and 83,378 ordinary shares were issued upon the vesting of RSUs. During 2017, 500,182 ordinary shares were issued upon the exercise of options, and 26,021 ordinary shares were issued upon the vesting of RSUs. There were 36,183,293 ordinary shares authorized, and 26,439,334 and 25,661,634 ordinary shares issued and outstanding, as of December 31, 2018 and 2017, respectively.

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

11. Share option and equity incentive plans

The Company has issued share options since 2003, restricted shares since 2014 and RSUs since 2015 to incentivize employees and directors providing services to the Company. Currently, the Company maintains two equity compensation plans, the Amended and Restated 2008 Stock Incentive Plan and the 2013 Share Incentive Plan, or the Plans. With the adoption of the 2013 Share Incentive Plan or the 2013 Plan, the Company is no longer authorized to grant awards under the Amended and Restated 2008 Stock Incentive Plan.

In November 2013, in connection with the Company’s IPO, the Company adopted the 2013 Plan, which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan authorized the Company to grant up to 2,684,563 ordinary shares with such amount automatically increasing annually on each January 1st through January 1, 2023 by 4% of the number of shares outstanding on the close of business of the immediately preceding December 31st, provided that the Board of Directors may limit the increase to a smaller amount or to no increase in any given year. The 2013 Plan was amended in April 2017 to delete the provision that allows for yearly increases to the shares available for issuance under the Plan. At that time, the maximum number of shares available for future issuance was also capped at 2,684,563, which is the original amount of shares allocated for issuance under the 2013 Plan. At December 31, 2018, there were 1,712,132 shares available for future issuance under the 2013 Plan.

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

The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted-average grant date fair value per share relating to share options granted under the Plans during the years ended December 31, 2018, 2017 and 2016 was $6.15, $6.31 and $4.53, respectively. Share-based compensation expense for restricted shares and RSUs is calculated based on the grant date market price of the shares and is also amortized on a straight-line basis over the requisite service period of the awards.

The fair value of each option granted under the Plans has been calculated on the date of grant using the following assumptions:

	2018	2017	2016
Expected dividend yield (%)	—	—	—
Expected volatility (%)	43.70	43.59	43.70
Risk-free interest rate (%)	2.70	1.98	1.53
Expected life of option (years)	6.25	6.20	6.16
Weighted-average share price ($)	13.37	14.06	10.29
Weighted-average exercise price ($)	4.67	14.06	10.29
Model used	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model

Expected dividend yield: The Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Expected volatility: As the Company operated as a private company until November 2013, there is not sufficient historical volatility for the expected term of the options. Therefore, in the first half of the year, the Company used 75% of average share price volatility of the peer group companies and 25% of its own average share price volatility. In the second half of the year, the Company used 50% of average share price volatility of the peer group companies and 50% of its own average share price volatility. The Company intends to increase the weighting of its own historical share price volatility in its volatility factor calculation by 25% each year until a sufficient amount of historical information regarding the volatility of its own share price becomes available.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior. For the years ended December 31, 2018, 2017 and 2016, forfeiture rates of 5% were applied to both management and non-management grants.

The following table illustrates the number of ordinary shares and weighted-average exercise prices, or WAEP, of, and movements in, share options during the year:

	Number of ordinary shares	WAEP
Outstanding as of January 1, 2018	3,104,613	$11.62
Granted	796,264	13.37
Exercised	(694,322)	4.67
Forfeited	(643,386)	14.31
Outstanding as of December 31, 2018	2,563,169	13.37
Vested or expected to vest as of December 31, 2018	2,494,307	$13.37
Exercisable as of December 31, 2018	1,401,639	$13.47

The following table illustrates the number of restricted shares and RSUs, and weighted-average fair value, or WAFV, of, and movements in, restricted shares and RSUs during the year:

	Number of ordinary shares	WAFV
Unvested balance as of January 1, 2018	418,518	$14.93
Granted	166,008	13.37
Cancelled	(112,694)	13.09
Vested	(170,878)	16.98
Unvested balance as of December 31, 2018	300,954	13.88

As of December 31, 2018, there was $5.2 million and $3.0 million of total unrecognized compensation cost related to unvested share options and unvested restricted shares and RSUs, respectively, granted under the Plans. The cost for unvested share options and unvested restricted shares and RSUs is expected to be recognized over weighted-average periods of 2.4 years and 2.6 years, respectively.

The aggregate intrinsic value of all share options outstanding under the Plans as of December 31, 2018 and 2017 was $2.8 million and $10.7 million, respectively. The aggregate intrinsic value of share options that were exercisable under the Plans as of December 31, 2018 and 2017 was $2.4 million and $8.8 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, current and former employees of the Company exercised a total of 694,322, 500,182 and 85,943 share options, respectively, resulting in total proceeds of $3.2 million during 2018, $561,000 during 2017 and $76,000 during 2016. The intrinsic value of share options exercised during the years ended December 31, 2018, 2017 and 2016 was $6.7 million, $7.2 million and $1.0 million, respectively. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the Plans described above.

A summary of the activity of the Company’s unvested share options is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of December 31, 2017	1,479,293	$5.83
Granted	796,264	6.15
Vested	(651,787)	5.59
Forfeited	(462,240)	6.56
Balance as of December 31, 2018	1,161,530	6.06

The total fair value of shares vested for the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $3.1 million and $2.9 million, respectively.

The impact on the Company’s results of continuing and discontinued operations from share-based compensation for the years ended December 31, 2018, 2017 and 2016, was as follows:

(in thousands)	2018	2017	2016
Cost of revenue	$182	$168	$52
Research and development	758	654	497
Sales and marketing	965	1,844	1,671
General and administrative	2,602	3,005	2,681
Total continuing operations	4,507	5,671	4,901
Discontinued operations	1,044	193	118
Total share-based compensation	$5,551	$5,864	$5,019

On September 10, 2018, the Company’s Board of Directors approved the modification of unvested equity awards awarded to approximately 35 employees expected to move to Quest. Per the terms of the modification, upon closing of the transaction, all outstanding awards became fully vested. The Company accounted for the modification as of September 25, 2018, when the Company signed the Purchase Agreement with Quest and the performance criteria became probable. At that time, all expense related to unvested awards was reversed, and the modified awards were revalued. The Company compared the fair value of the award immediately before and after the modification, and there was no incremental compensation to be recognized. Expense related to the modified awards was fully recognized on the closing date. Approximately 120,000 options and 28,100 RSUs were accelerated.

For the year ended December 31, 2018, the Company incurred shared-based compensation expense related to share options and restricted shares and RSUs of approximately $3.6 million and $2.0 million, respectively. For the year ended December 31, 2017, the Company incurred shared-based compensation expense related to share options, and restricted shares and RSUs of approximately $3.6 million and $2.2 million, respectively. For the year ended December 31, 2016, the Company incurred shared-based compensation expense related to share options and restricted shares of approximately $3.2 million and $1.8 million, respectively.

12. Net income (loss) per ordinary share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Numerator:
Income (loss) from continuing operations	$12,505	$(33,226)	$(21,578)
Income (loss) from discontinued operations	108,274	341	(771)
Net income (loss)	$120,779	$(32,885)	$(22,349)

Denominator:
Weighted-average ordinary shares outstanding-basic	25,982,809	23,757,902	22,353,713
Dilutive effect of ordinary share equivalents resulting from ordinary share options, unvested restricted shares and RSUs	415,066	—	—
Weighted-average ordinary shares outstanding-diluted	26,397,875	23,757,902	22,353,713

The following numbers of outstanding ordinary share options, restricted shares and RSUs were excluded from the computation of diluted net loss per share for the periods with a net loss because their effect would have been anti-dilutive:

	Year ended December 31,
	2018	2017	2016
Options to purchase ordinary shares	—	878,242	1,065,655
Unvested restricted shares and RSUs	—	418,518	329,465

13. Income taxes

The components of loss from continuing operations before income taxes are as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Domestic (United Kingdom)	$12,623	$18,171	$(730)
Foreign (United States)	(37,404)	(49,763)	(24,622)
Loss from continuing operations before income taxes	$(24,781)	$(31,592)	$(25,352)

The components for the income tax (expense) benefit from continuing operations are as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Current:
Federal	$—	$—	$—
U.K.	(532)	—	—
Japan	(45)	(14)	(85)
China	(13)	(39)	(12)
State	—	(46)	(51)
Total current provision	(590)	(99)	(148)
Deferred:
Federal	30,665	—	752
U.K.	(1,343)	(1,535)	2,630
State	8,554	—	540
Total deferred benefit (expense)	37,876	(1,535)	3,922
Income tax benefit (expense)	$37,286	$(1,634)	$3,774

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations and other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, we must allocate the tax provision to the other categories of earnings. As a result, the Company has recorded a tax expense of approximately $39.4 million in discontinued operations related to the sale of the Company’s U.S. Laboratory Services Business to Quest. A corresponding tax benefit has been recorded as part of continuing operations, representing the valuation allowance released on the beginning of the year net operating losses.

The Company’s effective income tax rate differs from the statutory domestic (United Kingdom) income tax rate as follows for the years ended December 31:

	2018	2017	2016
Income tax rate	19.0%	19.3%	20.0%
U.K. research and development credit	1.8	1.5	1.9
Effect of U.S. tax reform – Federal tax rate change	—	(69.2)	—
Permanent items	1.0	5.9	(1.9)
Prior period adjustments	(5.2)	—	—
State taxes	9.2	9.6	4.9
Other	2.0	4.6	(1.5)
Effect of foreign tax rate differential	2.9	28.0	13.1
Uncertain tax positions	(1.7)	—	—
Valuation allowance	121.5	(5.0)	(21.6)
Effective income tax rate	150.5%	(5.3)%	14.9%

The Company is headquartered in the United Kingdom and the statutory U.K. corporate tax rate for the years ended December 31, 2018, 2017 and 2016 was 19.0%, 19.3% and 20.0%, respectively. The U.S. federal corporate tax rate for the years ended December 31, 2018, 2017 and 2016 was 21%, 34% and 34%, respectively. The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company remains subject to examination by various tax authorities for tax years 2015 through 2018. With a few exceptions, the Company is no longer subject to examinations by tax authorities for the tax years 2014 and prior. However, net operating losses from the tax years 2014 and prior would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

The United Kingdom’s Summer Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company has measured its U.K. deferred taxes at the statutory tax rate of 17%, reflecting the anticipated timing of the reversal of its deferred tax balances.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows for the years ended December 31:

(in thousands)	2018	2017

Deferred tax assets:
U.S. federal net operating losses	$11,478	$33,713
State net operating loss (net of federal)	2,865	8,450
U.S. federal research and development credit	849	587
U.K. net operating loss	496	1,894
Share options	1,724	2,611
Accrued liabilities	1,052	393
Intangible assets	—	2,392
State credits	512	377
Other	136	167
Total deferred tax assets	19,112	50,584
Valuation allowance	(17,991)	(48,098)
Total deferred tax assets	$1,121	$2,486

Deferred tax liabilities:
Other assets	$(69)	$—
Total deferred tax liabilities	$(69)	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted. This tax reform legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% effective on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. This resulted in a decrease in the company’s net deferred tax asset and corresponding valuation allowance of $21.4 million. As the Company maintained a full valuation allowance against its net deferred tax asset position in the United States, this revaluation did not result in an income tax expense or benefit in the prior period. The other provisions of the TCJA did not have a material impact on the 2017 or 2018 consolidated financial statements.

For the years ended December 31, 2018 and 2017, the Company had United Kingdom Net Operating Losses (U.K. NOLs) of $2.9 million and $11.1 million, respectively. U.S. federal net operating loss carry forwards for the years ended December 31, 2018 and 2017 were $54.7 million and $160.5 million, respectively. U.S. State net operating loss carryforwards for the years ended December 31, 2018 and 2017 were $50.3 million and $154.9 million, respectively.

The U.S. federal and state net operating loss carryforwards begin to expire in 2019 and 2019, respectively and the U.K. NOLs can be carried forward indefinitely.

For the year ended December 31, 2018, the Company continues to recognize its deferred tax assets in the U.K. related to OI Limited. The Company also continues to recognize the deferred tax asset for future share based deductions related to OI Global. The Company has determined that it is more likely than not that this asset of $1.1 million will be realized in the future. The Company continues to record a full valuation allowance against all other net deferred tax assets since it is not ‘more likely than not’ that these amounts will be realized.

The following table reflects the rollforward of the Company’s valuation allowance:

(in thousands)	2018	2017	2016
Beginning of year (January 1)	$48,098	$46,473	$43,076
(Decrease) increase in valuation allowance	(30,107)	1,625	3,397
End of year (December 31)	$17,991	$48,098	$46,473

Interest and penalties related to uncertain tax positions are recorded in tax expense and totaled $37,000, $0 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. The liability recorded for potential penalties and interest was $37,000 and $0 as of December 31, 2018 and 2017, respectively. The Company had a total recorded liability of $409,000 and $0 related to uncertain tax positions, inclusive of penalties and interest, as of December 31, 2018 and 2017, respectively, which is included in accrued liabilities in the consolidated balance sheets.

The Company did not have any gross uncertain tax positions prior to December 31, 2017.

The aggregate changes in the balance of gross uncertain tax positions, which excludes interest and penalties, for the year ended December 31, 2018 were as follows (in thousands):

Balance at December 31, 2017	$—
Settlement/decreases related to tax positions taken during prior years	—
Increases related to tax positions taken during prior years	372
Increases related to tax positions taken during the current year	—
Balance at December 31, 2018	$372

The Company generates research and development credits in the United Kingdom which are refundable if a current year loss is incurred. In the United Kingdom for the year ended December 31, 2018, no amounts were reimbursed for research and development tax credits.

The SEC staff issued SAB 118 which allowed the Company to record provisional amounts for the impact of the TCJA during a measurement period which is similar to the measurement period used when accounting for business combinations. At December 31, 2017, the Company made a reasonable estimate of the effects of the TCJA on our existing deferred tax balances. As of December 31, 2018 the Company has completed its review of the TCJA and noted no material changes to our initial assessment.

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

The Company’s existing license agreements related to its T-SPOT.TB test, as well as its previous license from Oxford Innovation, are generally exclusive in the stated field, cover a worldwide territory, are royalty-bearing and give the Company the right to grant sublicenses. The Company has minimum royalty obligations under each existing license agreement, which continue so long as patents licensed under the agreement remain unexpired. The minimum contractual royalty payments, including ongoing minimum payment obligations to Oxford Innovation after December 31, 2018 are set forth in the license agreements and supplier purchase obligations table in Note 16. Commitments and contingencies, to these consolidated financial statements.

The Company incurs royalties under each existing license agreement, has incurred royalties under the Oxford Innovation license agreement, and will incur continuing payment obligations to Oxford Innovation that are treated as royalties in these financial statements, based on its product and service revenue. The aggregate royalty expense relating to the three license agreements amounted to $1.1 million, $2.8 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company paid other license-related expenses, including patent prosecution expenses, milestone payments and assignment fees due to these licensors, amounting to $83,000, $80,000 and $161,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate royalty rate paid by the Company in the years ended December 31, 2018, 2017 and 2016, as a percentage of the gross product and service revenue of the Company, was 2%, 5% and 11%, respectively.

15. Employee benefit plans

In the United States, the Company has adopted a defined contribution plan (the U.S. Plan) which qualifies under Section 401(k) of the Internal Revenue Code. All U.S. employees of the Company who have attained 21 years of age are eligible for participation in the U.S. Plan upon employment. The effective date of the U.S. Plan was January 1, 2008. Under the U.S. Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company began matching employee contributions as of July 1, 2016 and paid $314,000, $277,000 and $126,000 in matching contributions in the years ended December 31, 2018, 2017 and 2016, respectively.

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. The U.K. Plan allows all U.K. employees to contribute a minimum of 5% of salary with no maximum limit. The contribution is matched by the Company, up to a maximum of 5% of salary. The Company paid to the U.K. Plan $685,000 in contributions in the year ended December 31, 2018, $613,000 in the year ended December 31, 2017 and $636,000 in the year ended December 31, 2016.

16. Commitments and contingencies

Operating leases

At December 31, 2018, the Company leases facilities under seven non-cancelable operating leases, with terms that expire between 2019 and 2033. The Company leases office, storage/warehouse, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire at various dates from June 11, 2019 to June 18, 2033. On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. In August 2015, the Company entered into a lease amendment for this location to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment expanded the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term will range from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space commencing in early 2016, to a high of $39,000 per month. The Company will have an option to extend the lease for one additional term of five years.

In connection with the sale of our U.S. Laboratory Services Business to Quest, we entered into a sublease with Quest for approximately 9,000 square feet of warehousing and office space in Norwood, Massachusetts. The sublease expires in November 2020. The base rent for the space subject to sublease is approximately $17,000 per month.

In June 2018, the Company entered into a lease for new space in Abingdon, England, which extends through June 2033 that will allow it to combine its manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. Select functional groups began moving into the facility during the third quarter of 2018.

Future minimum lease payments required under the non-cancelable operating leases in effect as of December 31, 2018 are as follows:

(in thousands)	December 31, 2018
2019	$2,024
2020	1,848
2021	972
2022	855
2023	855
Thereafter	7,558
Total minimum lease payments	$14,112

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under operating leases totaled $2.3 million, $1.6 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Purchase commitments

The Company has license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by the Company for access to certain technologies. In addition, the Company pays royalties as a percent of revenue as described in Note 14. Intellectual property—license agreements, to these consolidated financial statements. In addition, the Company has outstanding purchase obligations to its suppliers.

Future minimum payments required under license agreements and supplier purchase obligations in effect as of December 31, 2018 are as follows:

(in thousands)	License agreements	Supplier purchase obligations	Total
2019	$262	$8,723	$8,985
2020	134	—	134
2021	59	—	59
2022	59	—	59
2023	59	—	59
Thereafter	695	—	695
Total minimum payments	$1,268	$8,723	$9,991

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

17. Geographic revenue and long-lived assets distribution

The Company is domiciled in the United Kingdom and operates in three geographies: the United States, Europe and the Rest of the World (ROW), and Asia. Following is geographical information regarding the Company’s revenues for the years ended December 31, 2018, 2017 and 2016 and the Company’s long-lived assets as of December 31, 2018 and 2017.

	Revenue			Long-lived assets
	Years ended December 31,			As of December 31,
(in thousands)	2018	2017	2016	2018	2017
United States	$16,442	$15,720	$10,372	$1,685	$1,071
United Kingdom	3,626	3,041	2,620	5,248	1,487
Europe and ROW (excluding United Kingdom)	5,527	5,095	4,368	101	132
Europe and ROW	9,153	8,136	6,988	5,349	1,619
Asia	34,158	30,877	29,628	110	74
Total	$59,753	$54,733	$46,988	$7,144	$2,764

China represented approximately 48%, 46% and 44% of Asia revenue in 2018, 2017 and 2016, respectively. Japan represented approximately 50%, 51% and 55% of Asia revenue in 2018, 2017 and 2016, respectively.

18. Acquisition activity

Imugen, Inc.

On July 1, 2016, the Company acquired substantially all of the assets of Imugen, a privately owned Massachusetts corporation focused on the development and performance of testing for tick-borne diseases. The assets acquired primarily related to Imugen’s proprietary testing technology and its Clinical Laboratory Improvements Amendment, or CLIA, approved and College of American Pathologists, or CAP, approved laboratory in Norwood, Massachusetts.

The consideration for the acquisition of Imugen consisted of $22.2 million in cash. The Company filed the required financial statements (including pro forma financial statements) relating to the acquisition on a Form 8-K/A on September 9, 2016.

The acquisition of Imugen was accounted for under the acquisition method of accounting and the purchase price allocation was provisionally prepared during the third quarter of 2016. These provisional amounts were finalized during the fourth quarter of 2016.

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

On the date of the acquisition, the fair value of acquired intangible assets was determined to be $18.9 million using primarily the excess earnings method with significant inputs that are not observable, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and a discount rate of approximately 22%. These intangible assets were considered to be Level 3 fair value assets due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Goodwill of approximately $2.6 million represented the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and identifiable intangible assets and represented the expected synergistic benefits of the transaction, which related to an increase in future revenues for the Company as a result of leveraging Imugen’s systems and expertise of its employees. The goodwill also related to the knowledge and experience of the workforce in place. Goodwill and IPR&D are indefinite-lived intangible assets and are not amortized. Rather, they are reviewed for impairment at least annually. Goodwill related to the Imugen acquisition is deductible for tax purposes over a period of 15 years.

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

See Note 7. Goodwill and intangible assets for information regarding impairment charges recorded on the intangible assets recorded in the acquisition of Imugen.

With the exception of the blood donor screening business, the bulk of the remaining assets acquired from Imugen were sold to Quest in the Transaction.

Immunetics, Inc.

On October 12, 2016, the Company, through its indirect subsidiary, Oxford Immunotec, Inc., acquired Immunetics, a Massachusetts based diagnostics company focused on developing specialized tests for infectious diseases, including tick-borne diseases, such as Lyme disease. The assets acquired primarily related to IPR&D for a test for Babesia, fixed assets, customer relationships, the “Immunetics” trade name, Immunetics’ proprietary testing technology for Lyme disease, and various government grants in progress at the time.

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

The impact on the consolidated statement of operations for the year ended December 31, 2016 was a $44,000 reduction in cost of product revenue, a $26,000 reduction in sales and marketing expense and a $58,000 increase in income tax expense.

The Company paid approximately $655,000 in transaction costs associated with this transaction, which was included in general and administrative expense in the statement of operations for the year ended December 31, 2016.

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

On the date of the acquisition, the fair value of acquired intangible assets was determined to be $8.4 million using primarily the excess earnings method with significant inputs that are not observable, including estimates of the timing and cost required for product approval, revenue growth, gross margin, operating expenses and discount rate rates ranging between 21.6% and 60.2%, depending on the levels of risk inherent in the various intangible assets. We considered these intangible assets to be Level 3 fair value assets due to the significant estimates and assumptions used by management in establishing the estimated fair value.

Actual results of operations for the year ended December 31, 2016 acquired from Immunetics were included in the consolidated financial statements from the date of the acquisition, including revenues in the amount of $392,000 and loss from operations of $813,000, not including transaction costs.

Goodwill of approximately $1.3 million represented the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and identifiable intangible assets and represented the expected benefits of the transaction, which related to an increase in future revenues for the Company as a result of leveraging Immunetics’ systems and expertise of its employees. The goodwill was also related to the knowledge and experience of the workforce in place. Goodwill is an indefinite-lived intangible asset and is not amortized. Rather, it is reviewed for impairment at least annually. There was no evidence of any goodwill impairment at December 31, 2018 and there were no goodwill impairment charges during the year ended December 31, 2018. The goodwill recognized was not deductible for tax purposes.

See Note 7. Goodwill and intangible assets for information regarding impairment charges recorded on the intangible assets recorded in the acquisition of Immunetics.

The remaining definite-lived intangible assets recorded in the acquisition of Immunetics were written-off in the fourth quarter of 2018, as a result of the Company’s change in strategic focus following the Transaction with Quest.

19. Discontinued operations

As previously disclosed, on September 25, 2018, Oxford Immunotec Global PLC (the “Company”), entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Quest Diagnostics Incorporated, a Delaware corporation (“Quest”), Oxford Immunotec Limited, a limited company incorporated in England and Wales and a wholly owned subsidiary of the Company (“Oxford Limited”) and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company (“Oxford LLC”), pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. laboratory services business (the “U.S. Laboratory Services Business”) for gross proceeds of $170 million in cash (the “Transaction”). Of this amount, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of approximately $2.3 million as described in Note 9. Loans payable.

As contemplated in the Purchase Agreement, Oxford Immunotec USA, Inc., a Delaware corporation and a newly formed wholly owned subsidiary of Oxford Limited (“Oxford USA”), joined the Purchase Agreement by way of a Joinder Agreement dated October 1, 2018.

The Transaction was consummated in accordance with the terms and conditions of the Purchase Agreement on November 6, 2018, or the Closing Date. Prior to and in connection with consummation of the Transaction, Oxford USA and Oxford LLC carried out a corporate restructuring pursuant to which (i) the assets and businesses of Oxford LLC other than the U.S. Laboratory Services Business were transferred to Oxford USA and (ii) Oxford LLC was converted into a limited liability company.

The U.S. Laboratory Services Business at the time of the sale had a carrying value of $27.9 million. We recorded a gain of $146.0 million, which amount is included in income (loss) from discontinued operations before income taxes in our consolidated statement of operations for the year ended December 31, 2018.

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, or TSA, that will continue, unless otherwise terminated, until each service included in the TSA has been completed, (ii) a technology license agreement that will remain in effect until the date of expiration or lapse of the last to expire or lapse Blood Stability Patent and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Oxford USA agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. The Supply Agreement will last for a period of seven years after the effective date, unless a party to the Supply Agreement terminates it early, as provided for in the Supply Agreement. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T.SPOT.TB testing in the U.S. that will remain in effect until the expiration or termination of the Supply Agreement.

In conjunction with the Purchase Agreement, Quest has agreed to purchase kits and accessories from the Company for an initial period of seven years after the effective date of the Purchase Agreement unless a party to the Purchase Agreement earlier terminates, as provided for in the Purchase Agreement.

During the year ended December 31, 2018 and 2017, Oxford Immunotec Limited sold kits to its discontinued operations, Oxford Immunotec, Inc. for use in the lab services business of $8.0 million and $8.4 million, respectively, that were eliminated in the Company’s consolidated results.

Transaction expenses of $3.3 million, primarily comprised of investment banking, legal, and accounting fees related to the pending disposition, were included in general and administrative expense for the year ended December 31, 2018.

The table below provides a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations that are disclosed in these notes to the consolidated financial statements to the total assets and liabilities of the disposal group classified as assets and liabilities of discontinued operations that are presented separately in the consolidated balance sheets. The assets and liabilities of the disposal group presented as assets and liabilities of discontinued operations have been reclassified in the Company’s consolidated balance sheet as of December 31, 2017.

December 31,
(in thousands)	2017
Carrying amounts of major classes of assets included as part of discontinued operations:

Accounts receivable, net	$10,961
Inventory, net	3,005
Prepaid expenses and other assets	315
Total major classes of current assets of the discontinued operations	14,281
Property and equipment, net	6,303
Goodwill	1,484
Other intangible assets, net	6,813
Other assets	185
Total major classes of noncurrent assets of the discontinued operations	14,785
Total assets of the disposal group classified as assets of discontinued operations in the consolidated balance sheets	$29,066

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$1,290
Accrued liabilities	3,326
Other liabilities	14
Total major classes of current liabilities of the discontinued operations	4,630
Total major classes of noncurrent liabilities of the discontinued operations	48
Total liabilities of the disposal group classified as liabilities of discontinued operations in the consolidated balance sheets	$4,678

The following table presents the results of discontinued operations:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Major classes of line items constituting income (loss) from discontinued operations before income taxes:
Service revenue	$53,325	$56,700	$45,705
Cost of service revenue	34,662	36,613	29,596
Gross profit	18,663	20,087	16,109
Research and development	5,751	5,866	4,542
Sales and marketing	7,592	8,963	8,106
General and administrative	3,593	4,917	4,232
Income (loss) from discontinued operations before income taxes	1,727	341	(771)
Gain on disposition	145,982	—	—
Income tax expense	(39,435)	—	—
Income (loss) from discontinued operations	$108,274	$341	$(771)

20. Restructuring

During the third quarter of 2017, the Company’s management committed to a plan to terminate various government grants that were acquired as part of the acquisition of Immunetics. As a result, the Company terminated 15 employees during the fourth quarter of 2017 and recorded restructuring charges of $169,000 in research and development expense and $13,000 in general and administrative expense.

A summary of these charges and payments made to date are included in the below table. Accrued restructuring costs at December 31, 2018 and 2017 are included in accrued liabilities in the accompanying balance sheet.

(in thousands)	Severance
Balance at December 31, 2016	$—
Charge for restructuring	182
Payments during 2017	(108)
Balance at December 31, 2017	74
Payments during 2018	(70)
Balance at December 31, 2018	$4

In addition to the items listed above, the Company recorded charges in the third quarter of 2017 of $28,000 to write-off equipment having no future benefit to the Company and $26,000 to write-off the unamortized balance of the grant intangible.

21. Settlement expense

On June 18, 2018, the Company entered into a Settlement Agreement with the former shareholders of Immunetics, Inc., or the Immunetics Settlement Agreement, to resolve disputes arising from the Agreement and Plan of Merger dated October 12, 2016. The terms of the Immunetics Settlement Agreement are confidential. The Company has no further obligations under the Immunetics Settlement Agreement.

On June 30, 2017, the Company and Statens Serum Institut, or SSI, entered into a Release and Settlement Agreement, or the SSI Settlement Agreement, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the SSI Settlement Agreement are confidential.

22. Litigation settlement income

In December 2017, as part the settlement of the Company’s patent infringement action, the Company received a one-time, lump sum payment of $27.5 million from Qiagen. The income from the settlement was recorded as a separate item in the other income (expense) section of the Company’s consolidated statement of operations. See “Legal Proceedings” for more information.

23. Subsequent events

Effective March 5, 2019, the Remuneration Committee of the Board of Directors approved the grant of equity awards to certain employees of the Company, to be issued in the form of share options and restricted share units from the Oxford Immunotec Global PLC 2013 Share Incentive Plan. The number of share options and restricted share units to be granted will be determined based on the closing price of the Company’s ordinary shares on the date of grant.