Form 10-Q
period 2019-03-31
Oxford Immunotec Global PLC
filed 2019-05-09
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐   No☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, £0.006705 nominal value per share	OXFD	The Nasdaq Global Market

As of April 30, 2019, there were 26,623,057 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended March 31, 2019

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●

our failure to meet our obligations arising from the sale of our U.S. laboratory services business, or the U.S. Laboratory Services Business, to Quest Diagnostics Incorporated, or Quest, a Delaware corporation, or the Transaction;

●	the potential disruption of management time from ongoing business operations due to the Transaction;
●	our exposure to potential litigation and contingent liabilities pursuant to the Transaction that could have a material adverse effect on our financial condition;
●	our history of losses, our ability to achieve or sustain profitability and our ability to manage our growth;
●

we may be compelled to sell our T-SPOT.TB test at lower prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;
●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;
●	continued demand for diagnostic products for tuberculosis and other immune-regulated conditions and the development of new market opportunities;
●	our ability to compete successfully and to maintain and expand our sales network;
●	coverage and reimbursement decisions of third-party payors, as well as guidelines, recommendations, and studies published by various organizations related to the use of our products;
●	decisions by insurers and other third party payors with respect to coverage and reimbursement for our products;
●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
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

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
●	our ability to retain key members of our management;
●	the impact of taxes on our business, including our ability to use net operating losses;
●	the impact of legislative and regulatory developments, including healthcare and tax reform on our business;
●	the impact of product liability, intellectual property and commercial litigation on our business;
●	our ability to comply with Securities and Exchange Commission, or SEC, reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;
●	our ability to maintain our licenses to sell our products around the world, including in countries such as China, Japan and the U.S.;
●	our ability to protect and enforce our intellectual property rights;
●	our status as an English company listing ordinary shares in the U.S.;
●	the volatility of the price of our ordinary shares, substantial future sales of our ordinary shares and the fact that we do not pay dividends; and
●	the impact of anti-takeover provisions under U.K. law and our articles of association.

You should refer to Part I, Item 1A, “Risk Factors” in our 2018 Annual Report on Form 10-K for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. As used in this Quarterly Report, the words “Company,” “we,” “us” and “our” refer to Oxford Immunotec Global PLC, a public limited company incorporated under the laws of England and Wales.

Where you can find more information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public on the SEC’s website at www.sec.gov. In addition, we make available free of charge on our corporate website at www.oxfordimmunotec.com (in the “Investors” section) copies of materials we file with, or furnish to, the SEC. By referring to our corporate website, www.oxfordimmunotec.com, we do not incorporate such website or its contents into this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	March,	December 31,
(in thousands, except share and per share data)	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,518	$192,844
Accounts receivable, net	10,153	9,158
Other receivable	4,562	4,500
Inventory, net	9,944	7,767
Prepaid expenses and other assets	4,038	2,511
Total current assets	218,215	216,780
Restricted cash, non-current	100	100
Other receivable	4,500	4,500
Property and equipment, net	7,066	7,144
Operating lease right-of-use assets	7,223	—
Goodwill	2,483	2,483
Other intangible assets, net	56	61
Deferred tax asset	1,667	1,052
Total assets	$241,310	$232,120

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,115	$2,801
Accrued liabilities	9,377	10,891
Current portion of operating lease liability	484	—
Settlement liability	4,130	4,106
Deferred income	213	125
Current portion of loans payable	—	85
Total current liabilities	17,319	18,008
Long-term portion of operating lease liability	7,782	—
Long-term portion of loans payable	30	106
Total liabilities	25,131	18,114

Commitments and contingencies (Note 12)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 38,978,604 shares authorized at March 31, 2019 and December 31, 2018, and 26,623,057 and 26,439,334 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	278	276
Additional paid-in capital	305,515	303,015
Accumulated deficit	(82,258)	(80,762)
Accumulated other comprehensive loss	(7,356)	(8,523)
Total shareholders’ equity	216,179	214,006
Total liabilities and shareholders’ equity	$241,310	$232,120

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2019	2018
Revenue:
Product	$13,841	$10,129
Service	948	1,550
Total revenue	14,789	11,679
Cost of revenue:
Product	3,915	2,652
Service	313	1,107
Total cost of revenue	4,228	3,759
Gross profit	10,561	7,920
Operating expenses:
Research and development	2,324	2,366
Sales and marketing	6,279	7,151
General and administrative	5,208	5,560
Settlement expense	99	207
Total operating expenses	13,910	15,284
Operating loss from continuing operations	(3,349)	(7,364)
Other expense:
Interest income (expense), net	1,200	(604)
Foreign exchange losses	(884)	(103)
Other expense	—	(52)
Loss from continuing operations before income taxes	(3,033)	(8,123)
Income tax benefit (expense) from continuing operations	1,537	(63)
Loss from continuing operations	(1,496)	(8,186)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2,140)
Income tax expense	—	—
Loss from discontinued operations	—	(2,140)
Net loss	$(1,496)	$(10,326)

Net loss per ordinary share—basic and diluted:
Loss from continuing operations	$(0.06)	$(0.32)
Loss from discontinued operations	—	(0.08)
Net loss	$(0.06)	$(0.40)

Weighted-average shares used to compute net loss per ordinary share—basic and diluted	26,515,871	25,718,910

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Net loss	$(1,496)	$(10,326)

Other comprehensive income:
Foreign currency translation adjustment, including tax benefits of $319 and $379, respectively	1,167	557

Other comprehensive income, net of tax	1,167	557

Total comprehensive loss	$(329)	$(9,769)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of shareholders’ equity

(unaudited)

(in thousands)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total shareholders’ equity
Balance at December 31, 2018	$276	$303,015	$(80,762)	$(8,523)	$214,006
Exercise of share options	2	1,800	—	—	1,802
Share-based compensation expense	—	845	—	—	845
Tax on vesting of restricted share units	—	(145)	—	—	(145)
Other comprehensive income	—	—	—	1,167	1,167
Net loss	—	—	(1,496)	—	(1,496)
Balance at March 31, 2019	$278	$305,515	$(82,258)	$(7,356)	$216,179

(in thousands)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total shareholders’ equity
Balance at December 31, 2017	$269	$294,613	$(201,541)	$(5,712)	$87,629
Exercise of share options	2	82	—	—	84
Share-based compensation expense	—	1,824	—	—	1,824
Tax on vesting of restricted share units	—	(156)	—	—	(156)
Other comprehensive income	—	—	—	557	557
Net loss	—	—	(10,326)	—	(10,326)
Balance at March 31, 2018	$271	$296,363	$(211,867)	$(5,155)	$79,612

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(1,496)	$(10,326)
Less: Net loss from discontinued operations, net of tax	—	(2,140)
Net loss from continuing operations	(1,496)	(8,186)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	470	341
Non-cash rent expense	59	—
Accretion and amortization of loan fees	—	140
Share-based compensation expense	845	1,760
Deferred income taxes	(279)	43
Changes in operating assets and liabilities:
Accounts receivable, net	(900)	(315)
Inventory, net	(2,021)	(304)
Prepaid expenses and other assets	(1,717)	(1,061)
Accounts payable	142	(2,690)
Accrued liabilities	(762)	(1,895)
Deferred income	85	—
Other liabilities, net	—	58
Net cash used in operating activities from continuing operations	(5,574)	(12,109)
Cash flows from investing activities
Purchases of property and equipment	(142)	(582)
Net cash used in investing activities from continuing operations	(142)	(582)
Cash flows from financing activities
Proceeds from exercise of share options	1,799	84
Payments of tax withheld on exercises of options and vesting of restricted share units	(145)	(156)
Payments on capital lease	—	(19)
Net cash provided by (used in) financing activities from continuing operations	1,654	(91)
Net cash flows of continuing operations	(4,062)	(12,782)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	—	178
Net investing cash flows used in discontinued operations	—	(536)
Net financing cash flows used in discontinued operations	—	(3)
Net cash flows of discontinued operations	—	(361)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	736	57
Net decrease in cash, cash equivalents, and restricted cash	(3,326)	(13,086)
Cash, cash equivalents, and restricted cash at beginning of period	192,944	90,532
Cash, cash equivalents, and restricted cash at end of period	$189,618	$77,446

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

1. Business and basis of presentation

Description of business

Oxford Immunotec Global PLC, or the Company, is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory, and sales and marketing capabilities it has developed over its seventeen year history. The Company’s proprietary T-SPOT.TB test utilizes its T-SPOT technology platform to test for tuberculosis, which is the leading cause of infectious disease death worldwide.

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

As discussed in Note 13, Discontinued operations, on September 25, 2018, the Company entered into an agreement to sell the Company’s U.S. Laboratory Services Business to Quest Diagnostics Incorporated. The Transaction represents a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, operations have been reported in discontinued operations in the consolidated financial statements for all periods presented. The Transaction was consummated on November 6, 2018 for gross proceeds of $170 million in cash. Immediately following the Transaction, the Company had approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at March 31, 2019, the results of operations for the three-month periods ended March 31, 2019 and 2018, and the cash flows for the three-month periods ended March 31, 2019 and 2018. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2018, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2018 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2019, or the Company’s 2018 Form 10-K.

Cash, cash equivalents, and restricted cash

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

Restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$189,518	$192,844
Restricted cash, non-current	100	100
Total cash, cash equivalents, and restricted cash	$189,618	$192,944

Revenues

The Company’s revenues include product and service revenues. In general, revenue from diagnostic test kit sales and related accessories is recognized at a point in time based upon contractual rates. However, for contracts with tiered pricing provisions, if the tiered pricing constitutes a material right and spans across multiple reporting periods, the Company estimates the total transaction price at the beginning of each reset period (i.e. the period in which revenue at different tiers is earned and settled) based on expected volumes. The Company revises its estimates of variable consideration at each reporting date throughout each reset period. Service revenue is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer. See Note 2. Revenue for disaggregation of revenue by type and geography.

As of March 31, 2019, accounts receivables related to products and services were $10.2 million. For the three months ended March 31, 2019, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2019. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

Revenue expected to be recognized in any future year related to remaining performance obligations is not material.

Taxes assessed by governmental authorities on revenue, including sales and value added taxes, are recorded on a net basis (excluded from revenue) in the consolidated statements of operations.

Other than the following discussion regarding leases, the remainder of the significant accounting estimates and policies used in preparation of the condensed consolidated financial statements disclosed in Note 1. Description of business and significant accounting policies to the consolidated financial statements in the Company’s 2018 Form 10-K remain unchanged.

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update or ASU 2016-02, Leases, or ASU 2016-02, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The operating lease right-of-use assets also include any lease payments made prior to the commencement date and exclude lease incentives and initial direct costs incurred. The operating lease right-of-use assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate was determined at lease commencement, or as of January 1, 2019 for operating leases existing upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon modification to the lease arrangement.

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components and would instead account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating lease right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires lessees to reflect all leases with terms longer than 12 months on their balance sheets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method. The Company’s process of evaluating the impact of ASU 2016-02 has included reviewing all forms of leases and performing a completeness assessment over the lease population. The Company adopted ASU 2016-02 on January 1, 2019 and applied the modified retrospective approach, which recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings. The Company took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company made an accounting policy election that will keep leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As a result of adopting ASU 2016-02, the Company recognized right-of-use assets of about $7.2 million and corresponding liabilities of about $8.2 million for its existing lease portfolio on its consolidated balance sheets. The adoption of ASU 2016-02 has not had a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. The Company has included additional disclosures in Note 12. Lease commitments to its condensed consolidated financial statements regarding its leasing portfolio, including key judgments and assumptions and the discount rates used in calculating the Company’s right-of-use assets and corresponding liabilities.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 prospectively as of January 1, 2019. The adoption of ASU 2018-07 has not had a material impact on the Company’s financial position, results of operations or related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current U.S. GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company does not expect that the application of ASU 2016-13 will have a material impact on the presentation of its results of operations, financial position, or related disclosures.

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

2. Revenue

On November 6, 2018, the Company completed the sale of its U.S. Laboratory Services Business to Quest Diagnostics Incorporated. Accordingly, the Company’s prior year revenues have been recast to present the U.S. laboratory services business as a discontinued operation. For further information on these changes, refer to Note 13, Discontinued operations.

The following tables present the Company’s revenues disaggregated by type:

	Three months ended March 31,
(in thousands)	2019	2018
Revenue
Product	$13,841	$10,129
Service	948	1,550
Total revenue	$14,789	$11,679

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended March 31,
(in thousands)	2019	2018
Revenue
United States	$5,531	$3,698
Europe and ROW	2,762	2,236
Asia	6,496	5,745
Total revenue	$14,789	$11,679

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

The Company had a term loan outstanding under an agreement with MidCap Financial Trust, or MidCap, at March 31, 2018. The amount outstanding on the term loan was reported at its carrying value in the accompanying balance sheet at that date. The estimated fair value of the term loan, based upon market rates at the time for similar borrowings, as measured using Level 2 inputs, approximated the carrying amount as presented on the consolidated balance sheets. In connection with the sale of the U.S. Laboratory Services Business to Quest on November 6, 2018, approximately $32.3 million of the gross proceeds received pursuant to the Transaction, was paid directly to MidCap to repay the outstanding indebtedness under an agreement with MidCap Financial Trust, or the MidCap Agreement, which included prepayment and exit fees of approximately $2.3 million (see Note 8. Loans payable).

4. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	March 31, 2019	December 31, 2018
Accounts receivable	$10,241	$9,246
Less allowance for uncollectible accounts receivable	(88)	(88)
Accounts receivable, net	$10,153	$9,158

5. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$7,678	$6,169
Work in progress	189	190
Finished goods	2,077	1,408
Inventory, net	$9,944	$7,767

6. Goodwill and acquired intangible assets

The Company has one reporting unit and goodwill represents the synergies realized in its acquisitions of Imugen, Inc. and Immunetics, Inc. In conjunction with the Transaction (see Note 13. Discontinued operations) and pursuant to Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, or ASC 350-20-35-51, the Company allocated a portion of the goodwill to the business being disposed of based on the relative fair value method. As a result, goodwill of $1.5 million was allocated to assets held for sale in the third quarter of 2018, the period that the held for sale election was determined. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at March 31, 2019 and December 31, 2018.

Acquired intangible assets consisted of the following as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5	-	10	$668	$612	$56
Total				$668	$612	$56

	As of December 31, 2018
(in thousands)	Amortization period (years)			Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5	-	10	$652	$591	$61
Total				$652	$591	$61

7. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2019	December 31, 2018
Employee related expenses	$5,382	$5,536
Corporate tax	1,659	1,616
Professional services	1,109	863
Royalties	17	1,354
Other accrued liabilities	1,210	1,522
Total accrued liabilities	$9,377	$10,891

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

In connection with the sale of the U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement on November 6, 2018, approximately $32.3 million of the gross proceeds received pursuant to the Transaction was paid directly to MidCap to repay the outstanding indebtedness under the MidCap Agreement, which included prepayment and exit fees of approximately $2.3 million. In connection with the Company’s repayment of the outstanding indebtedness under the MidCap Agreement, the Term Loan and the Revolving Loan, and all related agreements thereunder, were terminated and all borrowings outstanding thereunder were repaid in full. The repayment resulted in a loss on extinguishment of debt of $2.1 million, which represents the cash paid to settle the debt in excess of debt related balances at the time of settlement. As of March 31, 2018, the Company had a balance of the secured term loan due to MidCap of $30 million, which is recorded in the accompanying consolidated balance sheet at that date, net of unamortized discount and debt issuance costs. The Company never borrowed under the revolving line of credit.

9. Share capital

During the three-month period ended March 31, 2019, the Company issued 141,246 ordinary shares upon the exercise of options and 42,477 ordinary shares were issued upon the vesting of restricted share units, or RSUs. During the twelve months ended December 31, 2018, the Company issued 694,322 ordinary shares upon the exercise of options and 83,378 ordinary shares were issued upon the vesting of RSUs.

10. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Cost of revenue	$4	$66
Research and development	(18)	218
Sales and marketing	224	567
General and administrative	635	909
Total continuing operations	845	1,760
Discontinued operations	—	64
Total share-based compensation	$845	$1,824

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan or the 2013 Plan, which provides for the grant of share options, restricted shares, RSUs, and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan was amended at the 2017 annual general meeting of shareholders.

During the three-month period ended March 31, 2019, the Company granted 5,000 share options with an exercise price of $14.59 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended March 31, 2019 was $6.77 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended March 31, 2019, the Company did not award any RSUs. RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the vesting start date; 30% on the third anniversary of the vesting start date; and 30% on the fourth anniversary of the vesting start date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three month-period ended March 31, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $649,000 and $196,000, respectively. For the three-month period ended March 31, 2018, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $985,000 and $839,000, respectively.

As of March 31, 2019, there was $4.1 million and $2.4 million of total unrecognized compensation cost related to unvested share options and RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2 years for option shares and 2 years for RSUs.

11. Net loss per share

The following numbers of outstanding ordinary share options and unvested restricted shares and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended March 31,
	2019	2018
Options to purchase ordinary shares	306,951	508,618
Unvested RSUs	62,263	405,527

12. Lease commitments

The Company has operating leases for real estate and non-real estate in the United States, United Kingdom, China, Japan, and Korea. One such operating lease is a sublease for real estate. The Company does not have any material finance leases.

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

In June 2018, the Company entered into a lease for new space in Abingdon, England, which extends through June 2033 that will allow it to combine its manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. With the exception of manufacturing and associated groups, our U.K. operations are now located in this facility.

Many of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Company’s balance sheet are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

The Company has existing leases that include variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index (e.g., the Consumer Price Index).

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. As of March 31, 2019, an operating lease right-of-use asset of $7.2 million and an operating lease liability of $8.3 million are reflected on the consolidated balance sheet.

The elements of lease expense were as follows:

Three Months Ended March 31, 2019

Lease Cost
Operating lease cost	$322
Short-term lease cost	190
Variable lease cost	155
Total lease cost	667

Other Information
Cash paid for amounts included in the measurement of lease liabilities	263
Operating lease liabilities arising from obtaining right-of-use assets	—

Operating Leases
Weighted average remaining lease term (in years)	12.82

Operating Leases
Weighted average discount rate	7.82%

Future lease payments required under non-cancelable operating leases in effect as of March 31, 2019 were as follows:

(in thousands)	March 31, 2019
2019	$764
2020	1,046
2021	1,004
2022	998
2023	998
Thereafter	8,677
Total lease payments	13,487
Less: imputed interest	(5,220)
Total operating lease liabilities	$8,267

The Company adopted ASU 2016-02 on January 1, 2019, as noted above and, as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments required under non-cancelable operating leases in effect as of December 31, 2018 were as follows:

(in thousands)	December 31, 2018
2019	$2,024
2020	1,848
2021	972
2022	855
2023	855
Thereafter	7,558
Total minimum lease payments	$14,112

13. Discontinued operations

As previously disclosed, on September 25, 2018, Oxford Immunotec Global PLC, or the Company, entered into a Limited Liability Company Interest Purchase Agreement, or the Purchase Agreement, with Quest Diagnostics Incorporated, a Delaware corporation, or Quest, Oxford Immunotec Limited, a limited company incorporated in England and Wales and a wholly owned subsidiary of the Company, or Oxford Limited and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company, or Oxford LLC, pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. laboratory services business, or the U.S. Laboratory Services Business, for gross proceeds of $170 million in cash, or the Transaction. Of this amount, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of approximately $2.3 million as described in Note 8. Loans payable.

As contemplated in the Purchase Agreement, Oxford Immunotec USA, Inc., a Delaware corporation and a newly formed wholly owned subsidiary of Oxford Immunotec Limited, or Oxford USA, joined the Purchase Agreement by way of a Joinder Agreement dated October 1, 2018.

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

The U.S. Laboratory Services Business at the time of the sale had a carrying value of $27.9 million. The Company recorded a gain of $146.0 million, which amount was included in income from discontinued operations before income taxes in the Company’s consolidated statement of operations during the quarter ended December 31, 2018.

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, or TSA, that will continue, unless otherwise terminated, until each service included in the TSA has been completed, (ii) a technology license agreement that will remain in effect until the date of expiration or lapse of the last to expire or lapse Blood Stability Patent and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Oxford USA agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. The Supply Agreement will last for a period of seven years after the effective date, unless a party to the Supply Agreement terminates it early, as provided for in the Supply Agreement. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T-SPOT.TB testing in the U.S. that will remain in effect until the expiration or termination of the Supply Agreement.

In conjunction with the Purchase Agreement, Quest has agreed to purchase kits and accessories from the Company for an initial period of seven years after the effective date of the Purchase Agreement unless a party to the Purchase Agreement earlier terminates, as provided for in the Purchase Agreement.

During the three months ended March 31, 2018, Oxford Immunotec Limited sold kits to its discontinued operations, Oxford Immunotec, Inc., for use in the lab services business of $2.2 million that were eliminated in the Company’s consolidated results.

The following table presents the results of discontinued operations, which solely relate to 2018:

(in thousands)	Three months ended March 31, 2018
Major classes of line items constituting loss from discontinued operations before income taxes:
Service revenue	$11,875
Cost of service revenue	9,019
Gross profit	2,856
Research and development	1,378
Sales and marketing	2,254
General and administrative	1,364
Loss from discontinued operations before income taxes	(2,140)
Income tax expense	—
Loss from discontinued operations	$(2,140)

14. Subsequent events

Effective April 1, 2019, the Remuneration Committee of the Board of Directors approved grants to employees for 287,823 share options and 109,264 restricted share units from the 2013 Plan. These grants were issued to employees in the second quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Company’s 2018 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

As previously disclosed, on September 25, 2018, Oxford Immunotec Global PLC, or the Company, entered into a Limited Liability Company Interest Purchase Agreement, or the Purchase Agreement, with Quest Diagnostics Incorporated, Oxford Immunotec Limited, a limited company incorporated in England and Wales and a wholly owned subsidiary of the Company, or Oxford Limited and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company, or Oxford LLC, pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. laboratory services business, or the U.S. Laboratory Services Business, for gross proceeds of $170 million in cash, or the Transaction. Of this amount, approximately $32.3 million was paid directly to MidCap Financial Trust, or MidCap, in settlement of all amounts due.

In conjunction with the Transaction, all prior year amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been recast to present our results, as if the Transaction had occurred prior to the earliest period presented. For more information on the Transaction, please see the below section entitled “Discontinued operations” and Note 13. Discontinued operations of our notes to consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory, and sales and marketing capabilities we have developed over our seventeen year history. Our proprietary T-SPOT.TB test utilizes our T-SPOT technology platform to test for tuberculosis, which is the leading cause of infectious disease death worldwide.

On November 6, 2018, we completed the sale of our U.S. Laboratory Services Business to Quest, for gross proceeds of $170 million in cash. This Transaction represented a strategic business shift and it had a major effect on our operations and financial results. Immediately following the Transaction, we had approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom.

We have incurred significant losses from inception and as of March 31, 2019 had an accumulated deficit of $82.3 million. We anticipate that our operating losses may decline following the sale of U.S. Laboratory Services Business to Quest, as we intend to reduce overhead costs and refocus the business on the sale of kits. Our revenue for the three months ended March 31, 2019 was $14.8 million and for the three months ended March 31, 2018 was $11.7 million. Our loss from continuing operations for the three months ended March 31, 2019 was $1.5 million and for the three months ended March 31, 2018 was $8.2 million.

Discontinued operations

On September 25, 2018, the Company entered into a Limited Liability Company Interest Purchase Agreement, or the Purchase Agreement, with Quest, Oxford Immunotec Limited and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company, or Oxford LLC, pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. Laboratory Services Business for gross proceeds of $170 million in cash, or the Transaction. Of this amount, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due, as described in Note 8. Loans payable.

As contemplated in the Purchase Agreement, Oxford Immunotec USA, Inc., a Delaware corporation and a newly formed wholly owned subsidiary of Oxford Immunotec Limited, or Oxford USA, joined the Purchase Agreement by way of a Joinder Agreement dated October 1, 2018.

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

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, or TSA, (ii) a technology license agreement and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Oxford USA agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T.SPOT.TB testing in the U.S.

For more information related to the Transaction, please refer to our discussion in the notes to our financial statements in Note 13. Discontinued Operations.

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

Revenue by type

By type, total revenues were as summarized in the table below.

	Three months ended March 31,
(in thousands)	2019	2018
Revenue
Product	$13,841	$10,129
Service	948	1,550
Total revenue	$14,789	$11,679

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation. We also released unaudited pro forma condensed combined statements of operations in a Form 8-K that was filed with the Securities and Exchange Commission on January 7, 2019 that included the effect of the Transaction on revenues had the pricing and other terms of the Supply Agreement been in force in those prior periods. The unaudited pro forma condensed combined statements of operations were estimated based on the best information available at the time and assumptions that management believed to be factually supportable and reasonable. The unaudited pro forma condensed combined information was prepared for illustrative and informational purposes only and was not intended to reflect what our consolidated results of operations would have been had the Transaction occurred prior to the dates indicated and is not necessarily indicative of our future consolidated results of operations.

Revenue by geography

We have a direct sales force in the U.S., certain European countries and Japan as well as market development personnel in China and South Korea. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies.

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total revenue, based on the billing address of our customers.

	Three months ended March 31,
(in thousands, except percentages)	2019		2018
Revenue
United States	$5,531	37%	$3,698	32%
Europe and ROW	2,762	19%	2,236	19%
Asia	6,496	44%	5,745	49%
Total revenue	$14,789	100%	$11,679	100%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

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

During the three months ended March 31, 2019 and 2018, our cost of revenue represented 29% and 32%, respectively, of our total revenue.

	Three months ended March 31,
(in thousands)	2019	2018
Cost of revenue
Product	$3,915	$2,652
Service	313	1,107
Total cost of revenue	$4,228	$3,759

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 71% and 68%, respectively, for the three months ended March 31, 2019 and 2018.

Research and development expense

Our research and development efforts are focused on development programs to enhance our TB product offering. We are developing multiple product enhancements that aim to improve the clinical utility of our test and improve test workflow and automation.

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expense includes personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance and repairs and maintenance. We expense all research and development costs as incurred.

During the three months ended March 31, 2019 and 2018, our research and development expense represented 16% and 20%, respectively, of our total revenue.

Sales and marketing expense

Our sales and marketing expense includes costs associated with our sales organization, including our direct sales force and sales management, and our marketing, customer service and business development personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits for these personnel, including share-based compensation, as well as travel costs related to sales, marketing costs, including the cost of obtaining marketing data, customer service activities, medical education activities and overhead expenses. We expense all sales and marketing costs as incurred.

During the three-month periods ended March 31, 2019 and 2018, our sales and marketing expense represented 42% and 61%, respectively, of our total revenue.

General and administrative expense

Our general and administrative expense includes costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. Additionally, general and administrative expense for the three months ended March 31, 2019 included a credit for income from a TSA with Quest that was entered into in conjunction with the Transaction. We expense all general and administrative expenses as incurred.

During the three months ended March 31, 2019 and 2018, our general and administrative expense represented 35% and 48%, respectively, of our total revenue.

Settlement expense

On June 30, 2017, we entered into a Release and Settlement Agreement, or the Settlement Agreement, with Statens Serum Institut, or SSI, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential.

Interest income (expense), net

Interest income (expense), net includes interest income on our available cash balances, which are primarily invested in money market funds and repurchase agreements, primarily in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K. Interest expense for 2018 mainly related to our previous agreement with MidCap, or the MidCap Agreement, that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. Upon closing of the Transaction, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due. The payment to MidCap included prepayment and exit fees of approximately $2.3 million.

Foreign exchange losses

Foreign exchange losses largely resulted from U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the United States, China and South Korea are denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense includes other income and expense items.

Loss from discontinued operations

On November 6, 2018, we completed an agreement to sell our U.S. Laboratory Services Business to Quest. This agreement represents a strategic business shift having a major effect on our operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the consolidated financial statements for 2018.

Results of operations

Comparison of three months ended March 31, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended March 31,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenue:
Product	$13,841	94%	$10,129	87%	$3,712	37%
Service	948	6%	1,550	13%	(602)	(39)%
Total revenue	14,789	100%	11,679	100%	3,110	27%
Cost of revenue:
Product	3,915	26%	2,652	23%	1,263	48%
Service	313	2%	1,107	9%	(794)	(72)%
Total cost of revenue	4,228	29%	3,759	32%	469	12%
Gross profit	10,561	71%	7,920	68%	2,641	33%
Operating expenses:
Research and development	2,324	16%	2,366	20%	(42)	(2)%
Sales and marketing	6,279	42%	7,151	61%	(872)	(12)%
General and administrative	5,208	35%	5,560	48%	(352)	(6)%
Settlement expense	99	1%	207	2%	(108)	(52)%
Total operating expenses	13,910	94%	15,284	131%	(1,374)	(9)%
Operating loss from continuing operations	(3,349)	(23)%	(7,364)	(63)%	4,015	(55)%
Interest income (expense), net	1,200	8%	(604)	(5)%	1,804	(299)%
Foreign exchange losses	(884)	(6)%	(103)	(1)%	(781)	758%
Other expense	—	—%	(52)	(0)%	52	(100)%
Loss from continuing operations before income taxes	(3,033)	(21)%	(8,123)	(70)%	5,090	(63)%
Income tax benefit (expense) from continuing operations	1,537	10%	(63)	(1)%	1,600	NM
Loss from continuing operations	(1,496)	(10)%	(8,186)	(70)%	6,690	(82)%
Discontinued operations:
Loss from discontinued operations before income taxes	—	—%	(2,140)	(18)%	2,140	(100)%
Income tax expense	—	—%	—	—%	—	NM
Loss from discontinued operations	—	—%	(2,140)	(18)%	2,140	(100)%
Net loss	$(1,496)	(10)%	$(10,326)	(88)%	$8,830	(86)%

Revenue

Revenue increased by 27% to $14.8 million for the three months ended March 31, 2019, compared to $11.7 million for the same period in 2018.

U.S. revenue, excluding revenue from discontinued operations, increased by 50% to $5.5 million for the three months ended March 31, 2019, compared to $3.7 million for the same period in 2018, due to growth in testing volumes and higher average selling prices in 2019, as compared to 2018 average selling prices which were the intercompany transfer price formerly eliminated in consolidation, partially offset by a $741,000 decrease in revenue resulting from our withdrawal from the blood donor screening market in 2018.

Asia revenue increased by 13% to $6.5 million for the three months ended March 31, 2019 compared to the same period in 2018, due primarily to shipments to China reflecting growth in testing. On a non-Generally Accepted Accounting Principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 15%. Europe and ROW revenue increased 24% to $2.8 million for the three months ended March 31, 2019, compared to the same period in 2018, due mainly to strong growth in TB sales. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 32% in 2019 compared to 2018.

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

By revenue type, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
Product	$13,841	$10,129	$3,712	37%
Service	948	1,550	(602)	(39)%
Total revenue	$14,789	$11,679	$3,110	27%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
United States	$5,531	$3,698	$1,833	50%
Europe and ROW	2,762	2,236	526	24%
Asia	6,496	5,745	751	13%
Total revenue	$14,789	$11,679	$3,110	27%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue increased by 12% to $4.2 million for the three months ended March 31, 2019 when compared to the same period in 2018, due largely as a reflection of increased revenue in 2019.

	Three months ended March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cost of revenue
Product	$3,915	$2,652	$1,263	48%
Service	313	1,107	(794)	(72)%
Total cost of revenue	$4,228	$3,759	$469	12%

Research and development expense

Research and development expense decreased to $2.3 million for the three months ended March 31, 2019 from $2.4 million for the same period in 2018. The decrease included a credit for share-based compensation of $180,000 related to the departure of an executive during the first quarter of 2019. As a percentage of total revenue, research and development expense declined to 16% for the three months ended March 31, 2019 compared to 20% for the same period in 2018.

Sales and marketing expense

Sales and marketing expense decreased to $6.3 million for the three months ended March 31, 2019 from $7.2 million for the same period in 2018. The decrease was largely due to a $685,000 decrease in salary and other employee related expenses, along with a $225,000 decrease in marketing costs due, in part, to the timing of certain marketing initiatives, as we have repurposed spend around our new business model. As a percentage of total revenue, sales and marketing expense declined to 42% for the three months ended March 31, 2019 compared to 61% for the same period in 2018.

General and administrative expense

General and administrative expense decreased to $5.2 million for the three months ended March 31, 2019 from $5.6 million for the same period in 2018. The decrease largely resulted from payments under the TSA with Quest that have been credited against general and administrative expense. As a percentage of total revenue, general and administrative expense decreased to 35% for the three months ended March 31, 2019 from 48% for the same period in 2018.

Settlement expense

Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest income (expense), net

Interest income (expense), net was income of $1.2 million for the three months ended March 31, 2019 reflecting interest income on proceeds received in the Transaction, compared to expense of $604,000 in the same period in 2018 resulting from the MidCap debt.

Foreign exchange losses

We recorded foreign exchange losses of $884,000 for the three months ended March 31, 2019, substantially all as a net result of U.S. Dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended March 31, 2018, we recorded foreign exchange losses of $103,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 37% of our sales for the three months ended March 31, 2019 were in the United States, which are denominated in U.S. Dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Other expense

Other expense was $52,000 for the three months ended March 31, 2018. There was no other expense for the three months ended March 31, 2019.

Loss from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest. For financial statement purposes, the results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our condensed consolidated financial statements as discontinued operations.

The loss from discontinued operations for the three months ended March 31, 2018 was $2.1 million. There was no loss from discontinued operations for the three months ended March 31, 2019.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant losses and negative cash flows from operations. For the three months ended March 31, 2019, we had a loss from continuing operations of $1.5 million and used $5.6 million of cash for operating activities. As of March 31, 2019, we had an accumulated deficit of $82.3 million. We incurred a loss from continuing operations of $8.2 million and used $12.1 million of cash for operating activities for the three months ended March 31, 2018.

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

As of March 31, 2019, we had cash, cash equivalents, and restricted cash, of $189.6 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash, cash equivalents, and restricted cash, accounts receivable and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(in thousands)	2019	2018

Cash, cash equivalents, and restricted cash	$189,618	$77,446
Accounts receivable, net	10,153	6,550

Net cash used in operating activities from continuing operations	$(5,574)	$(12,109)
Net cash used in investing activities from continuing operations	(142)	(582)
Net cash provided by (used in) financing activities	1,654	(91)
Net operating cash flows provided by discontinued operations	—	178
Net investing cash flows used in discontinued operations	—	(536)
Net financing cash flows used in discontinued operations	—	(3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	736	57
Net decrease in cash, cash equivalents, and restricted cash	$(3,326)	$(13,086)

Cash flows for the three months ended March 31, 2019 and 2018

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $5.6 million during the three months ended March 31, 2019, which included a net loss of $1.5 million, non-cash expenses of $1.1 million, and cash used for changes in operating assets and liabilities of $5.2 million. The non-cash items included share-based compensation expense of $845,000, depreciation and amortization expense of $470,000, and non-cash rent expense of $59,000, partially offset by a credit of $279,000 for deferred income taxes. The cash used for changes in operating assets and liabilities included an increase in inventory of $2.0 million, an increase in prepaid expenses and other assets of $1.7 million, an increase in accounts receivable of $900,000, and a decrease in accounts payable and accrued expenses of $620,000, partially offset by an increase in deferred income of $85,000. The increase in inventory reflects timing. The increase in prepaid expenses and other assets reflects the timing of certain payments. The increase in accounts receivable reflects timing. The decrease in accounts payable and accrued liabilities was largely due to payments in the first three months of 2019 for royalties on intellectual property and bonuses that were accrued for at December 31, 2018, as well as the timing of payments.

Net cash used in operating activities from continuing operations was $12.1 million during the three months ended March 31, 2018, which included a net loss from continuing operations of $8.2 million, non-cash expenses of $ 2.3 million and cash used for changes in operating assets and liabilities of $6.2. The non-cash items consisted of share-based compensation expense of $1.8 million, depreciation and amortization expense of $341,000, accretion and amortization of loan fees expense of $140,000, and deferred income taxes of $43,000. The cash from changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $4.6 million, an increase in prepaid expenses and other assets of $1.1 million, an increase in accounts receivable of $315,000, and an increase in inventory of $304,000, partially offset by an increase in other liabilities of $58,000.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $142,000 during the three months ended March 31, 2019 and $582,000 during the three months ended March 31, 2018, and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash provided by financing activities from continuing operations was $1.7 million during the three months ended March 31, 2019, largely due to cash received on exercises of share options.

Net cash used in financing activities from continuing operations was $91,000 during the three months ended March 31, 2018.

Discontinued operations

Net cash used in discontinued operations for 2018 related to cash used in investing activities of discontinued operations of $536,000, partially offset by $178,000 provided by operating activities of discontinued operations. There were no cash flows from discontinued operations for the three months ended March 31, 2019.

Employees

As of March 31, 2019, we had 215 employees. We have not experienced any work stoppages and we believe our employee relations are good.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2018, as described in Item 7A of our 2018 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on their evaluation, they have concluded our disclosure controls and procedures were not effective as of March 31, 2019 due to a material weakness in internal control over financial reporting related to the accounting for income taxes that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Management’s Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A. Controls and procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we are working to implement a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated, until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by December 31, 2019.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of the Company’s 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1+	Supplier Agreement dated January 7, 2019 between Millipore (UK) Ltd. And Oxford Immunotec Limited (Filed as Exhibit 10.12 to our Annual Report on Form 10-K on March 28, 2019 and incorporated herein by reference.)
10.2+	Amended and Restated Supply and Reseller Agreement dated January 9, 2019 between Life Technologies Corporation and Oxford Immunotec Limited (Filed as Exhibit 10.13 to our Annual Report on Form 10-K on March 28, 2019 and incorporated herein by reference.)
10.3

Separation Agreement dated March 8, 2019 between Richard A. Wenstrup and Oxford Immunotec USA, Inc. (Filed as Exhibit 10.47 to our Annual Report on Form 10-K on March 28, 2019 and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at March 31, 2019 and December 31, 2018; (ii) Condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018; (iii) Condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018; (iv) Condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018; and (v) Notes to unaudited condensed consolidated financial statements.

+	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD IMMUNOTEC GLOBAL PLC

Date: May 9, 2019	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2019	/s/	Matthew T E McLaughlin
Matthew T E McLaughlin
Chief Financial Officer
(Principal Financial Officer)