Form 10-Q
period 2019-06-30
Oxford Immunotec Global PLC
filed 2019-08-06
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐   No ☒

As of July 25, 2019, there were 26,830,721 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended June 30, 2019

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Quarterly Report, and the exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

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
●

our ability to continue to sell our T-SPOT.TB at current prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;
●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;
●	continued demand for diagnostic products for tuberculosis and other immune-regulated conditions and the development of new market opportunities;
●	our ability to compete successfully in our target markets and to maintain and expand our sales network;
●

coverage and reimbursement decisions of insurers and other third-party payors, as well as guidelines, recommendations, and studies published by various organizations related to the use of our products;

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

●

potential changes in the United States, or U.S., social, political, regulatory and economic conditions or laws and policies governing the health care system, U.S. tax laws, and laws and regulations impacting foreign trade, immigration, manufacturing, and development and investment in the U.S. and in other territories and countries where we or our customers and suppliers operate;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
●	our ability to retain key members of our management;
●	the impact of taxes on our business, including our ability to use net operating losses;
●	the impact of legislative and regulatory developments, including healthcare and tax reform, on our business;
●	the impact of any product liability, intellectual property and commercial litigation on our business;
●	our ability to comply with Securities and Exchange Commission, or SEC, reporting, antifraud, anti-corruption, environmental, health and safety laws and regulations;
●	Our ability to maintain effective internal control over financial reporting;
●	our ability to maintain our licenses to sell our products around the world, including in countries such as China, Japan and the U.S.;
●	our ability to protect and enforce our intellectual property rights;
●	our status as an English company with our ordinary shares listed in the U.S.;
●	the volatility of the price of our ordinary shares, potential substantial future sales of our ordinary shares and the fact that we do not pay dividends; and
●	the impact of anti-takeover provisions under U.K. law and our articles of association.

You should refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report. As used in this Quarterly Report, the words “Company,” “we,” “us” and “our” refer to Oxford Immunotec Global PLC, a public limited company incorporated under the laws of England and Wales.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,291	$192,844
Accounts receivable, net	13,778	9,158
Other receivable	9,115	4,500
Inventory, net	9,957	7,767
Prepaid expenses and other assets	3,199	2,511
Total current assets	223,340	216,780
Restricted cash, non-current	100	100
Other receivable, non-current	-	4,500
Property and equipment, net	6,658	7,144
Operating lease right-of-use assets	6,892	-
Goodwill	2,483	2,483
Other intangible assets, net	50	61
Deferred tax asset	2,508	1,052
Total assets	$242,031	$232,120

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,519	$2,801
Accrued liabilities	9,227	10,891
Current portion of operating lease liability	480	-
Settlement liability	4,289	4,106
Deferred income	214	125
Current portion of loans payable	-	85
Total current liabilities	16,729	18,008
Long-term portion of operating lease liability	7,489	-
Long-term portion of loans payable	30	106
Total liabilities	24,248	18,114

Commitments and contingencies (Note 12)

Shareholders' equity:
Ordinary shares, £0.006705 nominal value; 38,978,604 shares authorized at June 30, 2019 and December 31, 2018, and 26,807,101 and 26,439,334 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	280	276
Additional paid-in capital	307,882	303,015
Accumulated deficit	(81,668)	(80,762)
Accumulated other comprehensive loss	(8,711)	(8,523)
Total shareholders' equity	217,783	214,006
Total liabilities and shareholders' equity	$242,031	$232,120

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue:
Product	$18,666	$15,012	$32,507	$25,141
Service	922	1,645	1,870	3,195
Total revenue	19,588	16,657	34,377	28,336
Cost of revenue:
Product	5,078	3,477	8,993	6,129
Service	322	1,061	635	2,168
Total cost of revenue	5,400	4,538	9,628	8,297
Gross profit	14,188	12,119	24,749	20,039
Operating expenses:
Research and development	2,089	1,849	4,413	4,215
Sales and marketing	7,485	7,072	13,764	14,223
General and administrative	5,491	5,657	10,699	11,217
Settlement expense	104	1,560	203	1,767
Total operating expenses	15,169	16,138	29,079	31,422
Operating loss from continuing operations	(981)	(4,019)	(4,330)	(11,383)
Other expense:
Interest income (expense), net	1,162	(734)	2,362	(1,338)
Foreign exchange gains (losses)	291	(151)	(593)	(254)
Other income (expense)	42	(195)	42	(247)
Income (loss) from continuing operations before income taxes	514	(5,099)	(2,519)	(13,222)
Income tax benefit (expense) from continuing operations	76	(634)	1,613	(697)
Income (loss) from continuing operations	590	(5,733)	(906)	(13,919)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(738)	-	(2,878)
Income tax expense	-	-	-	-
Loss from discontinued operations	-	(738)	-	(2,878)
Net income (loss)	$590	$(6,471)	$(906)	$(16,797)

Net income (loss) per ordinary share - basic
Income (loss) from continuing operations	$0.02	$(0.22)	$(0.03)	$(0.54)
Loss from discontinued operations	-	(0.03)	-	(0.11)
Net income (loss)	$0.02	$(0.25)	$(0.03)	$(0.65)

Net income (loss) per ordinary share - diluted:
Income (loss) from continuing operations	$0.02	$(0.22)	$(0.03)	$(0.54)
Loss from discontinued operations	-	(0.03)	-	(0.11)
Net income (loss)	$0.02	$(0.25)	$(0.03)	$(0.65)

Weighted-average shares used to compute net income (loss) per ordinary share - basic	26,625,572	25,845,124	26,571,025	25,782,366
Weighted-average shares used to compute net income (loss) per ordinary share - diluted	26,889,232	25,845,124	26,571,025	25,782,366

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$590	$(6,471)	$(906)	$(16,797)

Other comprehensive loss:
Foreign currency translation adjustment, including tax charges / (benefits) of $379, $(539), $60, and $(918), respectively	(1,355)	(1,521)	(188)	(964)
Other comprehensive loss, net of tax	(1,355)	(1,521)	(188)	(964)

Total comprehensive loss	$(765)	$(7,992)	$(1,094)	$(17,761)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of shareholders’ equity

(unaudited)

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2018	$276	$303,015	$(80,762)	$(8,523)	$214,006
Exercise of share options	2	1,800	-	-	1,802
Share-based compensation expense	-	845	-	-	845
Tax on vesting of restricted share units	-	(145)	-	-	(145)
Other comprehensive income	-	-	-	1,167	1,167
Net loss	-	-	(1,496)	-	(1,496)
Balance at March 31, 2019	278	305,515	(82,258)	(7,356)	216,179
Exercise of share options	2	1,531	-	-	1,533
Share-based compensation expense	-	846	-	-	846
Tax on vesting of restricted share units	-	(10)	-	-	(10)
Other comprehensive income	-	-	-	(1,355)	(1,355)
Net income	-	-	590	-	590
Balance at June 30, 2019	$280	$307,882	$(81,668)	$(8,711)	$217,783

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2017	$269	$294,613	$(201,541)	$(5,712)	$87,629
Exercise of share options	2	82	-	-	84
Share-based compensation expense	-	1,824	-	-	1,824
Tax on vesting of restricted share units	-	(156)	-	-	(156)
Other comprehensive income	-	-	-	557	557
Net loss	-	-	(10,326)	-	(10,326)
Balance at March 31, 2018	271	296,363	(211,867)	(5,155)	79,612
Exercise of share options	1	620	-	-	621
Share-based compensation expense	-	923	-	-	923
Other comprehensive income	-	-	-	(1,521)	(1,521)
Net loss	-	-	(6,471)	-	(6,471)
Balance at June 30, 2018	$272	$297,906	$(218,338)	$(6,676)	$73,164

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Six months ended
	June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(906)	$(16,797)
Less: Net loss from discontinued operations, net of tax	-	(2,878)
Net loss from continuing operations	(906)	(13,919)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	900	657
Non-cash rent expense	112	-
Accretion and amortization of loan fees and non-cash interest income	(100)	280
Share-based compensation expense	1,691	2,603
Loss on disposal of property and equipment	20	83
Deferred income taxes	(1,518)	728
Changes in operating assets and liabilities:
Accounts receivable, net	(4,695)	(986)
Inventory , net	(2,244)	253
Prepaid expenses and other assets	(858)	(858)
Accounts payable	(194)	(8,131)
Accrued liabilities	(524)	(589)
Deferred income	88	12
Other liabilities, net	-	(179)
Net cash used in operating activities from continuing operations	(8,228)	(20,046)
Cash flows from investing activities
Purchases of property and equipment	(520)	(3,389)
Net cash used in investing activities from continuing operations	(520)	(3,389)
Cash flows from financing activities
Proceeds from exercise of share options	3,332	814
Payments of tax withheld on exercises of options and vesting of restricted share units	(155)	(265)
Payments on capital lease	-	(38)
Net cash provided by financing activities from continuing operations	3,177	511
Net cash flows of continuing operations	(5,571)	(22,924)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	-	1,057
Net investing cash flows used in discontinued operations	-	(1,759)
Net financing cash flows used in discontinued operations	-	(7)
Net cash flows of discontinued operations	-	(709)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(436)
Net decrease in cash, cash equivalents, and restricted cash	(5,553)	(24,069)
Cash, cash equivalents, and restricted cash at beginning of period	192,944	90,532
Cash, cash equivalents, and restricted cash at end of period	$187,391	$66,463

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

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

As discussed in Note 13, Discontinued operations, on September 25, 2018, the Company entered into an agreement to sell the Company’s U.S. Laboratory Services Business to Quest Diagnostics Incorporated, or the Transaction. The Transaction represents a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, operations have been reported in discontinued operations in the consolidated financial statements for all periods presented. The Transaction was consummated on November 6, 2018 for gross proceeds of $170 million in cash. Immediately following the Transaction, the Company had approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at June 30, 2019, the results of operations for the three and six-month periods ended June 30, 2019 and 2018, and the cash flows for the six-month periods ended June 30, 2019 and 2018. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2018, has been derived from the Company's audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this report should be read in conjunction with the 2018 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 28, 2019, or the 2018 Form 10-K.

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

Restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$187,291	$192,844
Restricted cash, non-current	100	100
Total cash, cash equivalents, and restricted cash	$187,391	$192,944

Revenues

The Company’s revenues include product and service revenues. In general, revenue from diagnostic test kit sales and related accessories is recognized at a point in time based upon contractual rates. However, for contracts with tiered pricing provisions, if the tiered pricing constitutes a material right and spans across multiple reporting periods, the Company estimates the total transaction price at the beginning of each reset period (i.e., the period in which revenue at different tiers is earned and settled) based on expected volumes. The Company revises its estimates of variable consideration at each reporting date throughout each reset period. Service revenue is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer. See Note 2. Revenue for disaggregation of revenue by type and geography.

As of June 30, 2019, accounts receivables related to products and services were $13.8 million. For the three and six months ended June 30, 2019, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2019. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

Revenue expected to be recognized in any future year related to remaining performance obligations is not material.

Taxes assessed by governmental authorities on revenue, including sales and value added taxes, are recorded on a net basis (excluded from revenue) in the consolidated statements of operations.

Other than the following discussion regarding leases, the remainder of the significant accounting estimates and policies used in preparation of the condensed consolidated financial statements disclosed in Note 1. Description of business and significant accounting policies to the consolidated financial statements in the 2018 Form 10-K remain unchanged.

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The operating lease right-of-use assets also include any lease payments made prior to the commencement date and exclude lease incentives and initial direct costs incurred. The operating lease right-of-use assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate was determined at lease commencement, or as of January 1, 2019 for operating leases existing upon adoption of ASU 2016-02. The incremental borrowing rate is subsequently reassessed upon modification to the lease arrangement.

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on fair values to the lease components and non-lease components.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires lessees to reflect all leases with terms longer than 12 months on their balance sheets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method. The Company’s process of evaluating the impact of ASU 2016-02 has included reviewing all forms of leases and performing a completeness assessment over the lease population. The Company adopted ASU 2016-02 on January 1, 2019 and applied the modified retrospective approach, which recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings. The Company took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company made an accounting policy election that will keep leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As a result of adopting ASU 2016-02, the Company recognized right-of-use assets of about $7.2 million and corresponding liabilities of about $8.2 million for its existing lease portfolio on its consolidated balance sheets as of January 1, 2019. The adoption of ASU 2016-02 has not had a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. The Company has included additional disclosures in Note 12. Commitments to its condensed consolidated financial statements regarding its leasing portfolio, including key judgments and assumptions and the discount rates used in calculating the Company’s right-of-use assets and corresponding liabilities.

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

Recently issued but not yet adopted accounting pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests. The Company does not expect that the application of ASU 2017-04 will have a material impact on the presentation of its results of operations, financial position, or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies certain disclosure requirements on fair value measurements. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are required to be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not anticipate a material impact to disclosures as a result of the adoption of ASU 2018-13.

2. Revenue

On November 6, 2018, the Company completed the sale of its U.S. Laboratory Services Business to Quest Diagnostics Incorporated. Accordingly, the Company’s prior year revenues have been recast to present the U.S. laboratory services business as a discontinued operation. For further information on these changes, refer to Note 13, Discontinued operations.

The following tables present the Company’s revenues disaggregated by type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue
Product	$18,666	$15,012	$32,507	$25,141
Service	922	1,645	1,870	3,195
Total revenue	$19,588	$16,657	$34,377	$28,336

Service revenue for the three and six months ended June 30, 2018 included $855,000 and $1.6 million, respectively, from the blood donor screening market from which the Company withdrew in late 2018.

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue
United States	$7,768	$5,041	$13,299	$8,739
Europe and ROW	2,199	2,237	4,961	4,473
Asia	9,621	9,379	16,117	15,124
Total revenue	$19,588	$16,657	$34,377	$28,336

United States revenue for the three and six months ended June 30, 2018 included $855,000 and $1.6 million, respectively, from the blood donor screening market from which the Company withdrew in late 2018.

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

The tables below present information about the Company’s financial assets measured at fair value on a recurring basis as of the respective dates and indicate the level of the fair value hierarchy utilized to determine such fair values. The Company had no financial liabilities measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$10,833	$10,833	$—	$—
Tri-party repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	165,642	165,642	—	—
Total	$176,475	$176,475	$—	$—

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$19,812	$19,812	$—	$—
Tri-party repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	165,157	165,157	—	—
Total	$184,969	$184,969	$—	$—

Money market funds and repurchase agreements were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

The Company had a term loan outstanding under an agreement with MidCap Financial Trust, or MidCap, at June 30, 2018. The amount outstanding on the term loan was reported at its carrying value in the accompanying balance sheet at that date. The estimated fair value of the term loan, based upon market rates at the time for similar borrowings, as measured using Level 2 inputs, approximated the carrying amount as presented on the consolidated balance sheets. Approximately $32.3 million of the gross proceeds received pursuant to the Transaction was paid directly to MidCap to repay the outstanding indebtedness under an agreement with MidCap, or the MidCap Agreement, which included prepayment and exit fees of approximately $2.3 million (see Note 8. Loans payable).

4. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	June 30, 2019	December 31, 2018
Accounts receivable	$13,888	$9,246
Less allowance for uncollectible accounts receivable	(110)	(88)
Accounts receivable, net	$13,778	$9,158

5. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$7,847	$6,169
Work in progress	47	190
Finished goods	2,063	1,408
Inventory, net	$9,957	$7,767

6. Goodwill and acquired intangible assets

The Company has one reporting unit, and goodwill represents the synergies realized in its acquisitions of Imugen, Inc. and Immunetics, Inc. In conjunction with the Transaction (see Note 13. Discontinued operations) and pursuant to ASC Topic 350, Intangibles – Goodwill and Other, the Company was required to allocate a portion of the goodwill to the business being sold, based on the relative fair value method. In the third quarter of 2018, the Company determined that it met the criteria for held for sale and as a result allocated $1.5 million of goodwill to the business being sold. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at June 30, 2019 and December 31, 2018.

Acquired intangible assets consisted of the following as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$652	$602	$50
Total		$652	$602	$50

	As of December 31, 2018
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$652	$591	$61
Total		$652	$591	$61

7. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2019	December 31, 2018
Employee related expenses	$4,339	$5,536
Corporate tax	1,616	1,616
Professional services	893	863
Royalties	836	1,354
Other accrued liabilities	1,543	1,522
Total accrued liabilities	$9,227	$10,891

8. Loans payable

On October 4, 2016, the Company entered into the MidCap Agreement, which provided it with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. The term loan was in the amount of $30 million and matured five years from the closing of the financing transaction. The term loan accrued interest at a rate of LIBOR plus 7.60% with interest only payments for the first 24 months, with the ability to extend to 48 months subject to certain conditions, before the loan began to amortize. The MidCap Agreement also provided the Company with a revolving line of credit of up to $10 million, which matured five years from the closing of the financing transaction. The revolving line of credit accrued interest at a rate of LIBOR plus 4.45%. The Company was also required to pay MidCap an unused line fee equal to 0.50% per annum of the average unused portion of the revolving line of credit. Based on certain conditions, both the term loan and revolving line of credit could have been increased by an additional $10 million for a total of $60 million.

Approximately $32.3 million of the gross proceeds received pursuant to the Transaction was paid directly to MidCap to repay the outstanding indebtedness under the MidCap Agreement, which included prepayment and exit fees of approximately $2.3 million. In connection with the Company’s repayment of the outstanding indebtedness under the MidCap Agreement, the term loan, the revolving loan, and all related agreements were terminated and all borrowings outstanding thereunder were repaid in full. The repayment resulted in a loss on extinguishment of debt of $2.1 million, which represents the cash paid to settle the debt in excess of debt related balances at the time of settlement. As of June 30, 2018, the Company had a balance of the secured term loan due to MidCap of $30 million, which was recorded in the condensed consolidated balance sheet at that date, net of unamortized discount and debt issuance costs. The Company never borrowed under the revolving line of credit.

9. Share capital

During the six-month period ended June 30, 2019, the Company issued 323,181 ordinary shares upon the exercise of options and 44,586 ordinary shares upon the vesting of restricted share units, or RSUs. During the twelve months ended December 31, 2018, the Company issued 694,322 ordinary shares upon the exercise of options and 83,378 ordinary shares upon the vesting of RSUs.

10. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$31	$59	$35	$125
Research and development	130	162	112	380
Sales and marketing	354	70	578	637
General and administrative	331	552	966	1,461
Total continuing operations	846	843	1,691	2,603
Discontinued operations	-	79	-	143
Total share-based compensation	$846	$922	$1,691	$2,746

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, RSUs, and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan was amended at the Company's 2017 annual general meeting of shareholders.

During the three-month period ended June 30, 2019, the Company granted 425,328 share options with exercise prices ranging from $14.44 to $16.42 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended June 30, 2019 was $7.36 per share. During the six-month period ended June 30, 2019, the Company granted to certain employees 430,328 share options with exercise prices ranging from $14.44 to $16.42 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the six-month period ended June 30, 2019 was $7.35 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three and six-month periods ended June 30, 2019, the Company awarded 142,544 RSUs. RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the vesting start date; 30% on the third anniversary of the vesting start date; and 30% on the fourth anniversary of the vesting start date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended June 30, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $627,000 and $219,000, respectively. For the three-month period ended June 30, 2018, the Company incurred shared-based compensation expense related to share options and RSUs of $713,000 and $209,000, respectively.

For the six-month period ended June 30, 2019, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.3 million and $415,000, respectively. For the six-month period ended June 30, 2018, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $1.7 million and $1.0 million, respectively.

As of June 30, 2019, there was $5.6 million and $3.7 million of total unrecognized compensation cost related to unvested share options and RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.7 years for share options and 3 years for RSUs.

11. Net loss per share

	Three months ended June 30,		Six months ended June 30,
($ amounts in thousands)	2019	2018	2019	2018
Numerator
Income (loss) from continuing operations	$590	$(5,733)	$(906)	$(13,919)
Loss from discontinued operations	-	(738)	-	(2,878)
Net income (loss)	$590	$(6,471)	$(906)	$(16,797)

Denominator
Weighted-average ordinary shares - basic	26,625,572	25,845,124	26,571,025	25,782,366
Dilutive effect of ordinary share equivalents resulting from ordinary share options and RSUs	263,660	-	-	-
Weighted-average ordinary shares - diluted	26,889,232	25,845,124	26,571,025	25,782,366

The following numbers of outstanding ordinary share options and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Options to purchase ordinary shares	-	536,998	256,533	499,550
Unvested RSUs	-	343,774	59,904	343,774

12. Commitments

Operating leases

The Company has operating leases for real estate and non-real estate in the United States, United Kingdom, China, Japan, and South Korea. One such operating lease is a sublease for real estate. The Company does not have any material finance leases.

The Company leases office, storage/warehouse, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire at various dates from December 31, 2020 to June 18, 2033. On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. In August 2015, the Company entered into a lease amendment for this location to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment expanded the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term ranges from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space, which commenced in early 2016, to a high of $39,000 per month. The Company will have an option to extend the lease for one additional term of five years.

In June 2018, the Company entered into a lease for new space in Abingdon, U.K., which extends through June 2033 that will allow it to combine its manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. With the exception of manufacturing and associated groups, our U.K. operations are now located in this facility.

In connection with the sale of our U.S. Laboratory Services Business to Quest, the Company entered into a sublease with Quest for approximately 9,000 square feet of warehousing and office space in Norwood, Massachusetts. The sublease expires in November 2020. The base rent for the space subject to sublease is approximately $17,000 per month.

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

The Company has existing leases that include variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the periods incurred. Such payments primarily include common area maintenance charges and increases in rent payments that are driven by factors such as future changes in an index, such as the Consumer Price Index.

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability, but instead are reflected as an expense in the period incurred. As of June 30, 2019, an operating lease right-of-use asset of $6.9 million and an operating lease liability of $8.0 million are reflected on the consolidated balance sheet.

The elements of lease expense were as follows:

($ amounts in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019

Lease Cost
Operating lease cost	$319	$641
Short-term lease cost	39	229
Variable lease cost	116	271
Total lease cost	$474	$1,141

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$252	$515
Operating lease liabilities arising from obtaining right-of-use assets	-	-

Operating Leases
Weighted average remaining lease term (in years)	12.7	12.7

Operating Leases
Weighted average discount rate	7.8%	7.8%

Future lease payments required under non-cancelable operating leases in effect as of June 30, 2019 were as follows:

(in thousands)	June 30, 2019
2019	$494
2020	1,029
2021	978
2022	972
2023	972
Thereafter	8,453
Total lease payments	12,898
Less: imputed interest	(4,929)
Total operating lease liabilities	$7,969

The Company adopted ASC 842, Leases on January 1, 2019, as noted above and, as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments required under non-cancelable operating leases in effect as of December 31, 2018 were as follows:

(in thousands)	December 31, 2018
2019	$2,024
2020	1,848
2021	972
2022	855
2023	855
Thereafter	7,558
Total minimum lease payments	$14,112

Purchase commitments

Future minimum payments required under purchase obligations in effect as of June 30, 2019 are as follows:

(in thousands)	Purchase obligations
2019 (six months)	$7,795
2020	1,200
2021	1,200
2022	370
2023	370
Thereafter	-
Total minimum payments	$10,935

13. Discontinued operations

As previously disclosed, on September 25, 2018, the Company entered into a Limited Liability Company Interest Purchase Agreement, or the Purchase Agreement, with Quest, Oxford Immunotec Limited, a limited company incorporated in England and Wales and a wholly owned subsidiary of the Company, or Oxford Limited, and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company, or Oxford LLC, pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the U.S. Laboratory Services Business, for gross proceeds of $170 million in cash. This transaction is referred to herein as the Transaction. Of this amount, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due under a financing agreement, which included prepayment and exit fees of approximately $2.3 million as described in Note 8. Loans payable.

As contemplated in the Purchase Agreement, Oxford Immunotec USA, Inc., a Delaware corporation and a newly formed wholly owned subsidiary of Oxford Limited, or Oxford USA, joined the Purchase Agreement by way of a Joinder Agreement dated October 1, 2018.

The Transaction was consummated in accordance with the terms and conditions of the Purchase Agreement on November 6, 2018, or the Closing Date. Prior to and in connection with consummation of the Transaction, Oxford USA and Oxford LLC (at the time, known as Oxford Immunotec, Inc.) carried out a corporate restructuring pursuant to which (i) the assets and businesses of Oxford LLC other than the U.S. Laboratory Services Business were transferred to Oxford USA and (ii) Oxford LLC was converted into a limited liability company.

At the time of sale, the U.S. Laboratory Services Business had a carrying value of $27.9 million. The Company recorded a gain of $146.0 million in connection with the Transaction, which amount was included in income from discontinued operations before income taxes in the Company’s consolidated statement of operations during the three months ended December 31, 2018.

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, or TSA, that will continue, unless otherwise terminated, until each service included in the TSA has been completed, (ii) a technology license agreement that will remain in effect until the date of expiration or lapse of the last "Blood Stability Patent" to expire or lapse, and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Oxford USA agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. The Supply Agreement will last for a period of seven years after the effective date unless terminated earlier by a party to the Supply Agreement, as provided for in the Supply Agreement. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T-SPOT.TB testing in the U.S. that will remain in effect until the expiration or termination of the Supply Agreement.

In conjunction with the Purchase Agreement, Quest agreed to purchase kits and accessories from the Company for an initial period of seven years after the effective date of the Purchase Agreement unless a party earlier terminates, as provided for in the Purchase Agreement. On June 12, 2019, the Company entered into an Amendment of Agreement between Quest and Oxford Immunotec, USA, Inc., or the Amendment. The Amendment revised growth targets, pricing and various other terms, which are confidential.

During the three and six months ended June 30, 2018, Oxford Limited sold kits to its discontinued operations, Oxford LLC, for use in the lab services business of $3.3 million and $5.5 million, respectively, that were eliminated in the Company’s consolidated financial results.

The following table presents the results of discontinued operations, which solely relate to 2018:

(in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Major classes of line items constituting loss from discontinued operations before income taxes:
Service revenue	$15,944	$27,819
Cost of service revenue	11,451	20,470
Gross profit	4,493	7,349
Research and development	1,534	2,912
Sales and marketing	2,235	4,489
General and administrative	1,462	2,826
Loss from discontinued operations before income taxes	(738)	(2,878)
Income tax expense	—	—
Loss from discontinued operations	$(738)	$(2,878)

14. Subsequent event

On July 11, 2019, Oxford Limited entered into a Sixth Amendment to Distributorship Agreement, or the Sixth Amendment, with Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd., or together, the Distributors. The Sixth Amendment amends the Distributorship Agreement between the parties dated October 8, 2013, as earlier amended on April 22, 2015, November 3, 2016, December 20, 2017, June 5, 2018 and September 17, 2018, pursuant to which the Distributors purchase T-SPOT.TB test kits from Oxford Limited for distribution in China. The Sixth Amendment sets forth modified purchase requirements and conditional rebates to which the Distributors would be entitled, assuming such purchase requirements are met. Further, the Sixth Amendment provides for a conditional marketing allowance for the 2019 contract year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” in this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the 2018 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report.

As previously disclosed, on September 25, 2018, Oxford Immunotec Global PLC, or the Company, entered into a Limited Liability Company Interest Purchase Agreement, or the Purchase Agreement, with Quest Diagnostics Incorporated, or Quest, Oxford Immunotec Limited, a limited company incorporated in England and Wales and a wholly owned subsidiary of the Company, or Oxford Limited, and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company, or Oxford LLC, pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. laboratory services business, or the U.S. Laboratory Services Business, for gross proceeds of $170 million in cash, or the Transaction. Of this amount, approximately $32.3 million was paid directly to MidCap Financial Trust, or MidCap, in settlement of all amounts due under a financing agreement between the Company and MidCap.

In conjunction with the Transaction, all prior year amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been recast to present our results, as if the Transaction had occurred prior to the earliest period presented. For more information on the Transaction, please see the below section entitled “Discontinued operations” and Note 13. Discontinued operations, of our notes to consolidated financial statements appearing elsewhere in this Quarterly Report.

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

On November 6, 2018, we completed the sale of our U.S. Laboratory Services Business to Quest for gross proceeds of $170 million in cash. This Transaction represented a strategic business shift and had a major effect on our operations and financial results. Immediately following the Transaction, we had approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom, or the U.K.

We have incurred significant losses from inception and as of June 30, 2019 had an accumulated deficit of $81.7 million. However, our operating losses have declined following the sale of the U.S. Laboratory Services Business to Quest, as we have concentrated on reducing overhead costs and refocusing the business on the sale of kits. Our revenue for the six months ended June 30, 2019 and 2018 was $34.4 million and $28.3 million, respectively. Our loss from continuing operations for the six months ended June 30, 2019 and 2018 was $0.9 million and $13.9 million, respectively.

Discontinued operations

On September 25, 2018, the Company entered into the Purchase Agreement with Quest, Oxford Limited and Oxford LLC pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. Laboratory Services Business for gross proceeds of $170 million in cash, or the Transaction. Of this amount, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due under the financing agreement between the Company and MidCap, as described in Note 8. Loans payable.

As contemplated in the Purchase Agreement, Oxford Immunotec USA, Inc., a Delaware corporation and a newly formed wholly owned subsidiary of Oxford Limited, or Oxford USA, joined the Purchase Agreement by way of a Joinder Agreement dated October 1, 2018.

The Transaction was consummated in accordance with the terms and conditions of the Purchase Agreement on November 6, 2018, or the Closing Date. Prior to and in connection with consummation of the Transaction, Oxford USA and Oxford LLC (at the time, known as Oxford Immunotec, Inc.) carried out a corporate restructuring pursuant to which (i) the assets and businesses of Oxford LLC other than the U.S. Laboratory Services Business were transferred to Oxford USA and (ii) Oxford LLC was converted into a limited liability company.

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

We currently offer our T-SPOT.TB test as both an in vitro diagnostic kit and a service. In the former, we sell test kits and associated accessories to distributors for resale and directly to institutions and laboratories that perform tuberculosis, or TB, testing. In the latter, we have an established clinical testing laboratory in the U.K., where we perform our T-SPOT.TB test on samples sent to us by customers. For the majority of our customers, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

Revenue by type

By type, total revenues were as summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue
Product	$18,666	$15,012	$32,507	$25,141
Service	922	1,645	1,870	3,195
Total revenue	$19,588	$16,657	$34,377	$28,336

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation. We also released unaudited pro forma condensed combined statements of operations in Forms 8-K that were filed with the Securities and Exchange Commission on January 7, 2019 and March 11, 2019 that included the effect of the Transaction on revenues had the pricing and other terms of the Supply Agreement been in force in those prior periods. The unaudited pro forma condensed combined statements of operations were estimated based on the best information available at the time and assumptions that management believed to be factually supportable and reasonable. The unaudited pro forma condensed combined financial information was prepared for illustrative and informational purposes only, was not intended to reflect what our consolidated results of operations would have been had the Transaction occurred prior to the dates indicated, and is not necessarily indicative of our future consolidated results of operations.

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

	Three months ended June 30,
(in thousands, except percentages)	2019		2018
Revenue
United States	$7,768	40%	$5,041	30%
Europe and ROW	2,199	11%	2,237	14%
Asia	9,621	49%	9,379	56%
Total revenue	$19,588	100%	$16,657	100%

	Six months ended June 30,
(in thousands, except percentages)	2019		2018
Revenue
United States	$13,299	39%	$8,739	31%
Europe and ROW	4,961	14%	4,473	16%
Asia	16,117	47%	15,124	53%
Total revenue	$34,377	100%	$28,336	100%

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

We expect our overall cost of revenue to increase as we continue to increase our volume of T-SPOT.TB kits manufactured and tests performed. However, we also believe that through these increased volumes, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

During the three months ended June 30, 2019 and 2018, our cost of revenue represented 28% and 27%, respectively, of our total revenue.  For the six months ended June 30, 2019 and 2018, our cost of revenue represented 28% and 29%, respectively, of our total revenue.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue
Product	$5,078	$3,477	$8,993	$6,129
Service	322	1,061	635	2,168
Total cost of revenue	$5,400	$4,538	$9,628	$8,297

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 72% and 73% for the three months ended June 30, 2019 and 2018, respectively. Gross margins were 72% and 71% for the six months ended June 30, 2019 and 2018, respectively.

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

During each of the three months ended June 30, 2019 and 2018, our research and development expense represented 11% of our total revenue. For the six months ended June 30, 2019 and 2018, our research and development expense represented 13% and 15%, respectively, of our total revenue.

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

During the three months ended June 30, 2019 and 2018, our sales and marketing expense represented 38% and 42%, respectively, of our total revenue. For the six months ended June 30, 2019 and 2018, our sales and marketing expense represented 40% and 50%, respectively, of our total revenue.

General and administrative expense

Our general and administrative expense includes costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. Additionally, general and administrative expense for the three and six months ended June 30, 2019 included a credit for income from the TSA with Quest that was entered into in conjunction with the Transaction. We expense all general and administrative expenses as incurred.

During the three months ended June 30, 2019 and 2018, our general and administrative expense represented 28% and 34%, respectively, of our total revenue. For the six months ended June 30, 2019 and 2018, our general and administrative expense represented 31% and 40%, respectively, of our total revenue.

Settlement expense

On June 30, 2017, we entered into a Release and Settlement Agreement, or the Settlement Agreement, with Statens Serum Institut, or SSI, to resolve outstanding disputes arising from the license agreement with SSI. The terms of the Settlement Agreement are confidential.

Interest income (expense), net

Interest income (expense), net includes interest income on our available cash balances, which are primarily invested in money market funds and repurchase agreements, primarily in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K. Interest expense for 2018 mainly related to our previous agreement with MidCap, or the MidCap Agreement, that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit. Upon closing of the Transaction, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due. The payment to MidCap included prepayment and exit fees of approximately $2.3 million.

Foreign exchange gains (losses)

Foreign exchange gains (losses) largely resulted from U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the U.S., China and South Korea are denominated in U.S. dollars while sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

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

Loss from discontinued operations

On November 6, 2018, we completed the agreement to sell our U.S. Laboratory Services Business to Quest. This agreement represents a strategic business shift and has had a major effect on our operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the consolidated financial statements for 2018.

Results of operations

Comparison of three months ended June 30, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended June 30,
	2019		2018		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Product	$18,666	95%	$15,012	90%	$3,654	24%
Service	922	5%	1,645	10%	(723)	(44)%
Total revenue	19,588	100%	16,657	100%	2,931	18%
Cost of revenue:
Product	5,078	26%	3,477	21%	1,601	46%
Service	322	2%	1,061	6%	(739)	(70)%
Total cost of revenue	5,400	28%	4,538	27%	862	19%
Gross profit	14,188	72%	12,119	73%	2,069	17%
Operating expenses:
Research and development	2,089	11%	1,849	11%	240	13%
Sales and marketing	7,485	38%	7,072	42%	413	6%
General and administrative	5,491	28%	5,657	34%	(166)	(3)%
Settlement expense	104	1%	1,560	9%	(1,456)	(93)%
Total operating expenses	15,169	77%	16,138	97%	(969)	(6)%
Operating loss from continuing operations	(981)	(5)%	(4,019)	(24)%	3,038	(76)%
Interest income (expense), net	1,162	6%	(734)	(4)%	1,896	(258)%
Foreign exchange gains (losses)	291	1%	(151)	(1)%	442	(293)%
Other income (expense)	42	0%	(195)	(1)%	237	(122)%
Income (loss) from continuing operations before income taxes	514	3%	(5,099)	(31)%	5,613	(110)%
Income tax benefit (expense) from continuing operations	76	0%	(634)	(4)%	710	(112)%
Income (loss) from continuing operations	590	3%	(5,733)	(34)%	6,323	(110)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	0%	(738)	(4)%	738	(100)%
Income tax expense	-	0%	-	0%	-	NM
Loss from discontinued operations	-	0%	(738)	(4)%	738	(100)%
Net income (loss)	$590	3%	$(6,471)	(39)%	$7,061	(109)%

Revenue

Revenue increased by 18% to $19.6 million for the three months ended June 30, 2019, from $16.7 million for the same period in 2018.

U.S. revenue, excluding revenue from discontinued operations, increased by 54% to $7.8 million for the three months ended June 30, 2019, from $5.0 million for the same period in 2018, due to growth in testing volumes and higher average selling prices in 2019, as compared to 2018 average selling prices which were the intercompany transfer price formerly eliminated in consolidation, partially offset by an $855,000 decrease in revenue resulting from our withdrawal from the blood donor screening market in 2018.

Asia revenue increased by 3% to $9.6 million for the three months ended June 30, 2019 compared to the same period in 2018, due primarily to shipments to China reflecting growth in testing. On a non-generally accepted accounting principles, or non-GAAP, constant currency basis, revenue for Asia would have also increased by 3%. Europe and ROW revenue decreased 2% to $2.2 million for the three months ended June 30, 2019, compared to the same period in 2018. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 4% in 2019 compared to 2018.

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

This non-GAAP financial measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes, and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We consider the use of a period over period revenue comparison on a constant currency basis to be helpful to investors, as it provides a revenue growth measure free of positive or negative volatility due to currency fluctuations.

By revenue type, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
Product	$18,666	$15,012	$3,654	24%
Service	922	1,645	(723)	(44)%
Total revenue	$19,588	$16,657	$2,931	18%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
United States	$7,768	$5,041	$2,727	54%
Europe and ROW	2,199	2,237	(38)	(2)%
Asia	9,621	9,379	242	3%
Total revenue	$19,588	$16,657	$2,931	18%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue increased by 19% to $5.4 million for the three months ended June 30, 2019 compared to the same period in 2018, due largely to increased revenue in 2019. Gross margin for the three months ended June 30, 2019 was 72% compared to 73% for the same period in 2018.

	Three months ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cost of revenue
Product	$5,078	$3,477	$1,601	46%
Service	322	1,061	(739)	(70)%
Total cost of revenue	$5,400	$4,538	$862	19%

Research and development expense

Research and development expense increased to $2.1 million for the three months ended June 30, 2019 from $1.8 million for the same period in 2018. As a percentage of total revenue, research and development expense was 11% for each of the three months ended June 30, 2019 and 2018.

Sales and marketing expense

Sales and marketing expense increased to $7.5 million for the three months ended June 30, 2019 from $7.1 million for the same period in 2018. The increase included an increase of $636,000 relating to marketing initiatives, partially offset by a decrease of $159,000 in salary and employee-related expenses. As a percentage of total revenue, sales and marketing expense decreased to 38% for the three months ended June 30, 2019, compared to 42% for the same period in 2018.

General and administrative expense

General and administrative expense decreased to $5.5 million for the three months ended June 30, 2019 from $5.7 million for the same period in 2018. General and administrative expense for 2019 was net of a credit for share-based compensation of $298,000 resulting from the departure of certain executives during the second quarter of 2019. As a percentage of total revenue, general and administrative expense decreased to 28% for the three months ended June 30, 2019 from 34% for the same period in 2018.

Settlement expense

Settlement expense decreased to $104,000 for the three months ended June 30, 2019 from $1.6 million for the same period in 2018. Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest income (expense), net

Interest income (expense), net was income of $1.2 million for the three months ended June 30, 2019 reflecting interest income on proceeds received in connection with the Transaction, compared to expense of $734,000 in the same period in 2018 resulting from the Company's indebtedness under the MidCap Agreement.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $291,000 for the three months ended June 30, 2019, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended June 30, 2018, we recorded foreign exchange losses of $151,000. Approximately 39% of our sales for the three months ended June 30, 2019 were in the U.S., which are denominated in U.S. dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S., the U.K., Japan, Europe, China and South Korea.

As we continue to grow our business outside the U.S., our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

Other income for the three months ended June 30, 2019 was $42,000. Other expense was $195,000 for the three months ended June 30, 2018.

Loss from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest. For financial statement purposes, the results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our condensed consolidated financial statements as discontinued operations.

The loss from discontinued operations for the three months ended June 30, 2018 was $738,000. There was no loss from discontinued operations for the three months ended June 30, 2019.

Comparison of six months ended June 30, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended June 30,
	2019		2018		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Product	$32,507	95%	$25,141	89%	$7,366	29%
Service	1,870	5%	3,195	11%	(1,325)	(41)%
Total revenue	34,377	100%	28,336	100%	6,041	21%
Cost of revenue:
Product	8,993	26%	6,129	22%	2,864	47%
Service	635	2%	2,168	8%	(1,533)	(71)%
Total cost of revenue	9,628	28%	8,297	29%	1,331	16%
Gross profit	24,749	72%	20,039	71%	4,710	24%
Operating expenses:
Research and development	4,413	13%	4,215	15%	198	5%
Sales and marketing	13,764	40%	14,223	50%	(459)	(3)%
General and administrative	10,699	31%	11,217	40%	(518)	(5)%
Settlement expense	203	1%	1,767	6%	(1,564)	(89)%
Total operating expenses	29,079	85%	31,422	111%	(2,343)	(7)%
Operating loss from continuing operations	(4,330)	(13)%	(11,383)	(40)%	7,053	(62)%
Interest income (expense), net	2,362	7%	(1,338)	(5)%	3,700	(277)%
Foreign exchange losses	(593)	(2)%	(254)	(1)%	(339)	133%
Other income (expense)	42	0%	(247)	(1)%	289	(117)%
Loss from continuing operations before income taxes	(2,519)	(7)%	(13,222)	(47)%	10,703	(81)%
Income tax benefit (expense) from continuing operations	1,613	5%	(697)	(2)%	2,310	(331)%
Loss from continuing operations	(906)	(3)%	(13,919)	(49)%	13,013	(93)%
Discontinued operations:
Loss from discontinued operations before income taxes	-	0%	(2,878)	(10)%	2,878	(100)%
Income tax expense	-	0%	-	0%	-	NM
Loss from discontinued operations	-	0%	(2,878)	(10)%	2,878	(100)%
Net loss	$(906)	(3)%	$(16,797)	(59)%	$15,891	(95)%

Revenue

Revenue increased by 21% to $34.4 million for the six months ended June 30, 2019, from $28.3 million for the same period in 2018.

U.S. revenue, excluding revenue from discontinued operations, increased by 52% to $13.3 million for the six months ended June 30, 2019, from $8.7 million for the same period in 2018. The increase in U.S. revenue was due to growth in testing volumes and higher average selling prices in 2019, as compared to 2018 average selling prices, which were the intercompany transfer price formerly eliminated in consolidation, partially offset by a $1.6 million decrease in revenue resulting from our withdrawal from the blood donor screening market in 2018.

Asia revenue increased by 7% to $16.1 million for the six months ended June 30, 2019 compared to the same period in 2018, due primarily to shipments to China reflecting growth in testing. On a non-GAAP constant currency basis, revenue for Asia would have increased by 8%. Europe and ROW revenue increased 11% to $5.0 million for the six months ended June 30, 2019, compared to the same period in 2018, due mainly to strong growth in TB sales. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 18% in 2019 compared to 2018.

By revenue type, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
Product	$32,507	$25,141	$7,366	29%
Service	1,870	3,195	(1,325)	(41)%
Total revenue	$34,377	$28,336	$6,041	21%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
United States	$13,299	$8,739	$4,560	52%
Europe and ROW	4,961	4,473	488	11%
Asia	16,117	15,124	993	7%
Total revenue	$34,377	$28,336	$6,041	21%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue increased by 16% to $9.6 million for the six months ended June 30, 2019 when compared to the same period in 2018, due largely as a reflection of increased revenue in 2019. Gross margin for the six months ended June 30, 2019 was 72% compared to 71% for the same period in 2018.

	Six months ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cost of revenue
Product	$8,993	$6,129	$2,864	47%
Service	635	2,168	(1,533)	(71)%
Total cost of revenue	$9,628	$8,297	$1,331	16%

Research and development expense

Research and development expense increased to $4.4 million for the six months ended June 30, 2019 from $4.2 million for the same period in 2018. The increase was net of a credit for share-based compensation of $180,000 related to the departure of an executive during the first quarter of 2019. As a percentage of total revenue, research and development expense decreased to 13% for the six months ended June 30, 2019 from 15% for the same period in 2018.

Sales and marketing expense

Sales and marketing expense decreased to $13.8 million for the six months ended June 30, 2019 from $14.2 million for the same period in 2018. The decrease included a decrease of $841,000 in salary and employee-related expenses, partially offset by an increase of $456,000 relating to marketing initiatives. As a percentage of total revenue, sales and marketing expense decreased to 40% for the six months ended June 30, 2019 from 50% for the same period in 2018.

General and administrative expense

General and administrative expense decreased to $10.7 million for the six months ended June 30, 2019 from $11.2 million for the same period in 2018. The decrease resulted from payments under the TSA with Quest that have been credited against general and administrative expense. General and administrative expense for 2019 was also net of a credit for share-based compensation of $298,000, related to the departure of certain executives during the second quarter of 2019. As a percentage of total revenue, general and administrative expense decreased to 31% for the six months ended June 30, 2019 from 40% for the same period in 2018.

Settlement expense

Settlement expense decreased to $203,000 for the six months ended June 30, 2019 from $1.8 million for the same period in 2018. Settlement expense relates to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest income (expense), net

Interest income (expense), net was income of $2.4 million for the six months ended June 30, 2019, reflecting interest income on proceeds received in connection with the Transaction, compared to expense of $1.3 million in the same period in 2018 resulting from the Company's indebtedness under the MidCap Agreement.

Foreign exchange losses

We recorded foreign exchange losses of $593,000 for the six months ended June 30, 2019, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Limited, which has a functional currency of the U.K. Pound Sterling. For the six months ended June 30, 2018, we recorded foreign exchange losses of $254,000. Approximately 39% of our sales for the six months ended June 30, 2019 were in the U.S., which are denominated in U.S. dollars. Sales in China and South Korea are also denominated in U.S. Dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in Japan are denominated in Yen.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S., the U.K., Japan, Europe, China and South Korea.

As we continue to grow our business outside the U.S., our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

Other income for the six months ended June 30, 2019 was $42,000. Other expense was $247,000 for the six months ended June 30, 2018.

Loss from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest. For financial statement purposes, the results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our condensed consolidated financial statements as discontinued operations.

The loss from discontinued operations for the six months ended June 30, 2018 was $2.9 million. There was no loss from discontinued operations for the six months ended June 30, 2019.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant losses and negative cash flows from operations. For the six months ended June 30, 2019, we had a loss from continuing operations of $0.9 million and used $8.2 million of cash in operating activities from continuing operations. As of June 30, 2019, we had an accumulated deficit of $81.7 million. We incurred a loss from continuing operations of $13.9 million and used $20.0 million of cash in operating activities from continuing operations for the six months ended June 30, 2018.

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

As of June 30, 2019, we had cash, cash equivalents, and restricted cash of $187.4 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash, cash equivalents, and restricted cash, accounts receivable and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(in thousands)	2019	2018

Cash, cash equivalents, and restricted cash	$187,391	$66,463
Accounts receivable, net	13,778	6,854

Net cash used in operating activities from continuing operations	$(8,228)	$(20,046)
Net cash used in investing activities from continuing operations	(520)	(3,389)
Net cash provided by financing activities from continuing operations	3,177	511
Net operating cash flows provided by discontinued operations	-	1,057
Net investing cash flows used in discontinued operations	-	(1,759)
Net financing cash flows used in discontinued operations	-	(7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(436)
Net decrease in cash, cash equivalents, and restricted cash	$(5,553)	$(24,069)

Cash flows for the six months ended June 30, 2019 and 2018

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $8.2 million during the six months ended June 30, 2019, which included a net loss of $906,000, non-cash expenses of $1.1 million, and cash used for changes in operating assets and liabilities of $8.4 million. The non-cash items included share-based compensation expense of $1.7 million, depreciation and amortization expense of $900,000, and non-cash rent expense of $112,000, partially offset by credits of $1.5 million for deferred income taxes and $100,000 for non-cash interest income. The cash used for changes in operating assets and liabilities included an increase in accounts receivable of $4.7 million, an increase in inventory of $2.2 million, and an increase in prepaid expenses and other assets of $858,000, and a decrease in accounts payable and accrued liabilities of $718,000, partially offset by an increase in deferred income of $88,000. The increase in accounts receivable reflects increased revenue and timing. The increase in inventory reflects timing. The increase in prepaid expenses and other assets reflects the timing of certain payments. The decrease in accounts payable and accrued liabilities was largely due to payments in the first six months of 2019 for royalties on intellectual property and bonuses that were accrued for at December 31, 2018, as well as the timing of payments.

Net cash used in operating activities from continuing operations was $20.0 million during the six months ended June 30, 2018, which included a net loss from continuing operations of $13.9 million, non-cash expenses of $4.4 million, and cash used for changes in operating assets and liabilities of $10.5 million. The non-cash items consisted of share-based compensation expense of $2.6 million, deferred income taxes of $728,000, depreciation and amortization expense of $657,000, accretion and amortization of loan fees expense of $280,000, and a loss on disposal of property and equipment of $83,000. The cash from changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $8.7 million, an increase in accounts receivable of $986,000, an increase in prepaid expenses and other assets of $858,000, and a decrease in other liabilities of $167,000, partially offset by a decrease in inventory of $253,000.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $520,000 and $3.4 million during the six months ended June 30, 2019 and 2018, respectively, and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash provided by financing activities from continuing operations was $3.2 million during the six months ended June 30, 2019, largely due to cash received upon the exercises of share options.

During the six months ended June 30, 2018, net cash provided by financing activities from continuing operations was $511,000 and consisted of $814,000 from cash received upon the exercises of share options, partially offset by $265,000 used for payments of tax withheld on exercises of options and vesting of restricted share units, and $38,000 for payments on capital leases.

Discontinued operations

Net cash used in discontinued operations for 2018 related to cash used in investing activities of discontinued operations of $1.8 million, partially offset by $1.1 million provided by operating activities of discontinued operations. There were no cash flows from discontinued operations for the six months ended June 30, 2019.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on their evaluation, they have concluded our disclosure controls and procedures were not effective as of June 30, 2019 due to a material weakness in internal control over financial reporting related to the accounting for income taxes that was disclosed in our 2018 Form 10-K.

Management’s Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A. Controls and procedures of our 2018 Form 10-K, we are working to implement a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated, until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the time we file our 2019 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of our business. We do not, however, expect such legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of the 2018 Form 10-K aside from the risk factor included below:

Continued uncertainty arising from global political events, such as the United Kingdom’s proposed withdraw from the European Union, could adversely affect our ability to conduct business and our results of operations.

On June 23, 2016, the U.K., held a non-binding referendum, in which voters approved an exit from the European Union, or E.U., commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Treaty of the European Union, which formally initiated the withdrawal procedure. The timing of the proposed withdraw was initially scheduled for March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to further negotiate a withdrawal agreement. Discussions between the U.K. and the E.U. will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty related to the possibility of the U.K. leaving the E.U. without a formal withdrawal agreement and associated transition period in place, could cause significant market and economic disruption. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of the E.U., it may have a material adverse effect on our operations and sales.

Although it is unknown what the terms of the U.K.’s future relationship with the E.U. will be, it is possible that there will be greater restrictions on trade between the U.K. and E.U. countries as well as increased regulatory complexities. These changes may adversely affect our operations and financial results. The announcement of Brexit also caused significant volatility in global currency markets. The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and impact the purchasing power of our non-U.S. currency customers, causing them to decrease or cancel orders or default on payment. Any global political uncertainty similar to the Brexit referendum could similarly harm our ability to conduct our business and our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1*	Employment Agreement, dated April 8, 2019, between Oxford Immunotec USA, Inc. and Matthew McLaughlin.
10.2+	Amendment to the Agreement to Purchase Test Kits and Accessories between Oxford Immunotec USA, Inc. and Quest Diagnostics Incorporated, dated June 12, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on June 14, 2019 and incorporated herein by reference).
10.3+*	Sixth Amendment to Distributorship Agreement among Oxford Immunotec Limited, Fosun Long March Medical Science Co. Ltd. and Shanghai Xin Chang Medical Device Co. Ltd, dated July 11, 2019.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at June 30, 2019 and December 31, 2018; (ii) Condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018; (iii) Condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018; (iv) Condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018; and (v) Notes to unaudited condensed consolidated financial statements.

+	Certain confidential portions of this exhibit were omitted because the identified confidential provisions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD IMMUNOTEC GLOBAL PLC

Date: August 6, 2019	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2019	/s/	Matthew T E McLaughlin
Matthew T E McLaughlin
Chief Financial Officer
(Principal Financial Officer)