Form 10-Q
period 2019-09-30
Oxford Immunotec Global PLC
filed 2019-11-05
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐   No ☒

As of October 24, 2019, there were 26,446,585 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended September 30, 2019

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

●	the potential disruption of management time from ongoing business operations due to the Transaction;
●	our exposure to potential litigation and contingent liabilities pursuant to the Transaction that could have a material adverse effect on our financial condition;
●	given our prior history of losses, our ability to achieve and sustain profitability and our ability to manage our growth;
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

●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratory and manufacturing facilities;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,282	$192,844
Accounts receivable, net	15,496	9,158
Other receivable	8,696	4,500
Inventory, net	9,800	7,767
Prepaid expenses and other assets	3,157	2,511
Total current assets	221,431	216,780
Restricted cash, non-current	100	100
Other receivable, non-current	1,079	4,500
Property and equipment, net	6,378	7,144
Operating lease right-of-use assets	6,662	-
Goodwill	2,483	2,483
Other intangible assets, net	43	61
Deferred tax asset	790	1,052
Total assets	$238,966	$232,120

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,085	$2,801
Accrued liabilities	8,718	10,891
Current portion of operating lease liability	533	-
Settlement liability	4,218	4,106
Deferred income	174	125
Current portion of loans payable	-	85
Total current liabilities	16,728	18,008
Long-term portion of operating lease liability	7,239	-
Long-term portion of loans payable	30	106
Total liabilities	23,997	18,114

Commitments and contingencies (Note 13)

Shareholders' equity:
Ordinary shares, £0.006705 nominal value; 40,060,729 and 38,978,604 shares authorized at September 30, 2019 and December 31, 2018, respectively, and 26,642,510 and 26,439,334 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	278	276
Additional paid-in capital	306,601	303,015
Accumulated deficit	(81,485)	(80,762)
Accumulated other comprehensive loss	(10,425)	(8,523)
Total shareholders' equity	214,969	214,006
Total liabilities and shareholders' equity	$238,966	$232,120

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue:
Product	$20,115	$15,095	$52,622	$40,236
Service	1,104	955	2,974	4,150
Total revenue	21,219	16,050	55,596	44,386
Cost of revenue:
Product	5,313	3,864	14,306	9,993
Service	418	709	1,053	2,877
Total cost of revenue	5,731	4,573	15,359	12,870
Gross profit	15,488	11,477	40,237	31,516
Operating expenses:
Research and development	1,631	1,754	6,044	5,969
Sales and marketing	7,405	6,432	21,169	20,655
General and administrative	5,531	8,132	16,230	19,349
Settlement expense	799	212	1,002	1,979
Total operating expenses	15,366	16,530	44,445	47,952
Operating income (loss) from continuing operations	122	(5,053)	(4,208)	(16,436)
Other income (expense):
Interest income (expense), net	1,064	(673)	3,426	(2,011)
Foreign exchange gains (losses)	360	(52)	(233)	(306)
Other income (expense)	23	5	65	(242)
Income (loss) from continuing operations before income taxes	1,569	(5,773)	(950)	(18,995)
Income tax benefit (expense) from continuing operations	(383)	(485)	1,230	(1,182)
Income (loss) from continuing operations	1,186	(6,258)	280	(20,177)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(469)	2,774	(469)	(104)
Income tax expense	-	-	-	-
Income (loss) from discontinued operations	(469)	2,774	(469)	(104)
Net income (loss)	$717	$(3,484)	$(189)	$(20,281)

Net income (loss) per ordinary share - basic
Income (loss) from continuing operations	$0.04	$(0.24)	$0.01	$(0.78)
Income (loss) from discontinued operations	(0.02)	0.11	(0.02)	-
Net income (loss)	$0.03	$(0.13)	$(0.01)	$(0.78)

Net income (loss) per ordinary share - diluted:
Income (loss) from continuing operations	$0.04	$(0.24)	$0.01	$(0.78)
Income (loss) from discontinued operations	(0.02)	0.11	(0.02)	-
Net income (loss)	$0.03	$(0.13)	$(0.01)	$(0.78)

Weighted-average shares used to compute net income (loss) per ordinary share - basic	26,751,083	26,033,550	26,631,704	25,867,014
Weighted-average shares used to compute net income (loss) per ordinary share - diluted	26,936,541	26,033,550	26,904,481	25,867,014

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$717	$(3,484)	$(189)	$(20,281)

Other comprehensive loss:
Foreign currency translation adjustment, including tax charges of $426, $124, $486, and $396, respectively	(1,714)	(614)	(1,902)	(1,578)
Other comprehensive loss, net of tax	(1,714)	(614)	(1,902)	(1,578)

Total comprehensive loss	$(997)	$(4,098)	$(2,091)	$(21,859)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of shareholders’ equity

(unaudited)

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2018	$276	$303,015	$(80,762)	$(8,523)	$214,006
Exercise of share options	2	1,800	-	-	1,802
Share-based compensation expense	-	845	-	-	845
Tax on vesting of restricted share units	-	(145)	-	-	(145)
Other comprehensive income	-	-	-	1,167	1,167
Net loss	-	-	(1,496)	-	(1,496)
Balance at March 31, 2019	278	305,515	(82,258)	(7,356)	216,179
Exercise of share options	2	1,531	-	-	1,533
Share-based compensation expense	-	846	-	-	846
Tax on vesting of restricted share units	-	(10)	-	-	(10)
Other comprehensive loss	-	-	-	(1,355)	(1,355)
Net income	-	-	590	-	590
Balance at June 30, 2019	280	307,882	(81,668)	(8,711)	217,783
Exercise of share options	-	593	-	-	593
Share-based compensation expense	-	983	-	-	983
Tax on vesting of restricted share units	-	(68)	-	-	(68)
Other comprehensive loss	-	-	-	(1,714)	(1,714)
Ordinary shares repurchased	(2)	(2,789)	(534)	-	(3,325)
Net income	-	-	717	-	717
Balance at September 30, 2019	$278	$306,601	$(81,485)	$(10,425)	$214,969

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2017	$269	$294,613	$(201,541)	$(5,712)	$87,629
Exercise of share options	2	82	-	-	84
Share-based compensation expense	-	1,824	-	-	1,824
Tax on vesting of restricted share units	-	(156)	-	-	(156)
Other comprehensive income	-	-	-	557	557
Net loss	-	-	(10,326)	-	(10,326)
Balance at March 31, 2018	271	296,363	(211,867)	(5,155)	79,612
Exercise of share options	1	729	-	-	730
Share-based compensation expense	-	922	-	-	922
Tax on vesting of restricted share units	-	(108)	-	-	(108)
Other comprehensive loss	-	-	-	(1,521)	(1,521)
Net loss	-	-	(6,471)	-	(6,471)
Balance at June 30, 2018	272	297,906	(218,338)	(6,676)	73,164
Exercise of share options	4	1,881	-	-	1,885
Share-based compensation expense	-	1,015	-	-	1,015
Other comprehensive loss	-	-	-	(614)	(614)
Net loss	-	-	(3,484)	-	(3,484)
Balance at September 30, 2018	$276	$300,802	$(221,822)	$(7,290)	$71,966

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Nine months ended
	September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$(189)	$(20,281)
Less: Net loss from discontinued operations, net of tax	(469)	(104)
Net income (loss) from continuing operations	280	(20,177)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	1,351	953
Non-cash rent expense	178	-
Accretion and amortization of loan fees and non-cash interest income	(147)	421
Share-based compensation expense	2,674	3,550
Loss on disposal of property and equipment	20	84
Deferred income taxes	(250)	1,117
Changes in operating assets and liabilities:
Accounts receivable, net	(6,686)	(1,291)
Inventory, net	(2,346)	773
Prepaid expenses and other assets	(1,974)	(270)
Accounts payable	325	(8,982)
Accrued liabilities	(820)	2,978
Deferred income	49	-
Other liabilities, net	-	(70)
Net cash used in operating activities from continuing operations	(7,346)	(20,914)
Cash flows from investing activities
Purchases of property and equipment	(729)	(4,884)
Net cash used in investing activities from continuing operations	(729)	(4,884)
Cash flows from financing activities
Proceeds from exercise of share options	3,926	2,697
Payments of tax withheld on exercises of options and vesting of restricted share units	(224)	(265)
Repurchases of ordinary shares	(3,325)	-
Payments on capital lease	-	(57)
Net cash provided by financing activities from continuing operations	377	2,375
Net cash flows of continuing operations	(7,698)	(23,423)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	-	6,778
Net investing cash flows used in discontinued operations	-	(2,527)
Net financing cash flows used in discontinued operations	-	(10)
Net cash flows of discontinued operations	-	4,241
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(864)	(994)
Net decrease in cash, cash equivalents, and restricted cash	(8,562)	(20,176)
Cash, cash equivalents, and restricted cash at beginning of period	192,944	90,532
Cash, cash equivalents, and restricted cash at end of period	$184,382	$70,356

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

As discussed in Note 14. Discontinued operations, on September 25, 2018, the Company entered into an agreement to sell the Company’s U.S. Laboratory Services Business to Quest Diagnostics Incorporated, or the Transaction. The Transaction represented a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, operations have been reported in discontinued operations in the consolidated financial statements for all periods presented. The Transaction was consummated on November 6, 2018 for gross proceeds of $170 million in cash. Immediately following the Transaction, the Company had approximately 210 employees, including sales and marketing teams on three continents, and a laboratory in the United Kingdom.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at September 30, 2019, the results of operations for the three and nine-month periods ended September 30, 2019 and 2018, and the cash flows for the nine-month periods ended September 30, 2019 and 2018. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2018, has been derived from the Company's audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this Quarterly Report should be read in conjunction with the 2018 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 28, 2019, or the 2018 Form 10-K.

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

Restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$184,282	$192,844
Restricted cash, non-current	100	100
Total cash, cash equivalents, and restricted cash	$184,382	$192,944

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

For the three and nine months ended September 30, 2019, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2019. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

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

Income taxes

The Company calculates its interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to its ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur.

The Company recognized an income tax provision of $383,000 and $485,000 for the three months ended September 30, 2019 and September 30, 2018, respectively. In the first quarter of 2019, the Company revised its transfer pricing model to reflect changes in the Company’s business model following the Transaction. Upon completion of the full transfer pricing study in the third quarter of 2019, the Company reassessed the realizability of its deferred tax assets based on all available evidence. As a result, the Company recorded a reversal of $2.2 million of the previously recognized valuation allowances against its deferred tax assets in the U.S. and a $1.4 million valuation allowance against its deferred tax assets in the U. K. The Company recognized an income tax benefit of $1.2 million and income tax expense of $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires lessees to reflect all leases with terms longer than 12 months on their balance sheets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method. The Company’s process of evaluating the impact of ASU 2016-02 has included reviewing all forms of leases and performing a completeness assessment over the lease population. The Company adopted ASU 2016-02 on January 1, 2019 and applied the modified retrospective approach, which recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings. The Company took advantage of the transition package of practical expedients permitted within ASU 2016-02, which among other things, allowed it to carryforward historical lease classifications. The Company made an accounting policy election that will keep leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As a result of adopting ASU 2016-02, the Company recognized right-of-use assets of about $7.2 million and corresponding liabilities of about $8.2 million for its existing lease portfolio on its consolidated balance sheets as of January 1, 2019. The adoption of ASU 2016-02 has not had a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. The Company has included additional disclosures in Note 13. Commitments to its condensed consolidated financial statements regarding its leasing portfolio, including key judgments and assumptions and the discount rates used in calculating the Company’s right-of-use assets and corresponding liabilities.

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

Recently issued but not yet adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current U.S. GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance is currently expected to be effective for the Company for annual and interim periods beginning after December 15, 2019. The FASB is considering a delay of the implementation until annual and interim periods beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company has been reviewing ASU 2016-13 and does not believe its adoption will have a material impact on the presentation of its results of operations, financial position, or related disclosures.

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

2. Revenue

On November 6, 2018, the Company completed the sale of its U.S. Laboratory Services Business to Quest Diagnostics Incorporated. Accordingly, the Company’s prior year revenues have been recast to present the U.S. laboratory services business as a discontinued operation. For further information on these changes, refer to Note 14. Discontinued operations.

The following tables present the Company’s revenues disaggregated by type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue
Product	$20,115	$15,095	$52,622	$40,236
Service	1,104	955	2,974	4,150
Total revenue	$21,219	$16,050	$55,596	$44,386

Service revenue for the three and nine months ended September 30, 2018 included $93,000 and $1.7 million, respectively, from the blood donor screening market from which the Company withdrew in late 2018.

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue
United States	$5,735	$2,876	$19,034	$11,615
Europe and ROW	2,709	2,277	7,670	6,750
Asia	12,775	10,897	28,892	26,021
Total revenue	$21,219	$16,050	$55,596	$44,386

United States revenue for the three and nine months ended September 30, 2018 included $93,000 and $1.7 million, respectively, from the blood donor screening market from which the Company withdrew in late 2018.

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

	September 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$10,848	$10,848	$-	$-
Tri-party repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	161,098	161,098	-	-
Total	$171,946	$171,946	$-	$-

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$19,812	$19,812	$-	$-
Tri-party repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	165,157	165,157	-	-
Total	$184,969	$184,969	$-	$-

Money market funds and repurchase agreements were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

4. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	September 30, 2019	December 31, 2018
Accounts receivable	$15,620	$9,246
Less allowance for uncollectible accounts receivable	(124)	(88)
Accounts receivable, net	$15,496	$9,158

5. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$8,347	$6,169
Work in progress	71	190
Finished goods	1,382	1,408
Inventory, net	$9,800	$7,767

6. Goodwill and acquired intangible assets

The Company has one reporting unit, and goodwill represents the synergies realized in its acquisitions of Imugen, Inc. and Immunetics, Inc. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at September 30, 2019 and December 31, 2018.

Acquired intangible assets consisted of the following as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$652	$609	$43
Total		$652	$609	$43

	As of December 31, 2018
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$652	$591	$61
Total		$652	$591	$61

7. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2019	December 31, 2018
Employee related expenses	$4,516	$5,536
Accrued discount	1,173	-
Royalties	1,122	1,354
Professional services	893	863
Corporate tax	118	1,616
Other accrued liabilities	896	1,522
Total accrued liabilities	$8,718	$10,891

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

On November 6, 2018, approximately $32.3 million of the gross proceeds received pursuant to the Transaction was paid directly to MidCap to repay the outstanding indebtedness under the MidCap Agreement, which included prepayment and exit fees of approximately $2.3 million. In connection with the Company’s repayment of the outstanding indebtedness under the MidCap Agreement, the term loan, the revolving loan, and all related agreements were terminated and all borrowings outstanding thereunder were repaid in full. The repayment resulted in a fourth quarter 2018 loss on extinguishment of debt of $2.1 million, which represents the cash paid to settle the debt in excess of debt related balances at the time of settlement.

9. Share capital

During the nine-month period ended September 30, 2019, the Company issued 380,601 ordinary shares upon the exercise of options and 65,405 ordinary shares upon the vesting of restricted share units, or RSUs. During the twelve months ended December 31, 2018, the Company issued 694,322 ordinary shares upon the exercise of options and 83,378 ordinary shares upon the vesting of RSUs.

In 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of its ordinary shares in the aggregate, subject to the approval of its shareholders by an ordinary resolution at its 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by the Company’s shareholders at its Annual General Meeting held on June 18, 2019 and was initiated during the third quarter of 2019. During the three-month period ended September 30, 2019, the Company repurchased 242,830 ordinary shares at a total cost of $3.3 million. As the share repurchase program allows for a maximum repurchase of $100 million of the Company’s ordinary shares including commissions, up to $96.7 million of ordinary shares remain eligible for repurchase as of September 30, 2019. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its ordinary shares under the program. Unless discontinued by the Company's Board of Directors, the share repurchase program will be valid for up to five years.

10. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$21	$38	$56	$161
Research and development	132	201	244	581
Sales and marketing	332	137	910	774
General and administrative	498	572	1,464	2,034
Total continuing operations	983	948	2,674	3,550
Discontinued operations	-	67	-	211
Total share-based compensation	$983	$1,015	$2,674	$3,761

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

During the three-month period ended September 30, 2019, the Company granted 39,520 share options with an exercise price of $13.33 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended September 30, 2019 was $5.80 per share.

During the nine-month period ended September 30, 2019, the Company granted to certain employees 469,848 share options with exercise prices ranging from $13.33 to $16.42 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the nine-month period ended September 30, 2019 was $7.22 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three and nine-month periods ended September 30, 2019, the Company awarded 11,928 and 154,472 RSUs, respectively. RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the vesting start date; 30% on the third anniversary of the vesting start date; and 30% on the fourth anniversary of the vesting start date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended September 30, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $658,000 and $325,000, respectively. For the three-month period ended September 30, 2018, the Company incurred shared-based compensation expense related to share options and RSUs of $748,000 and $267,000, respectively.

For the nine-month period ended September 30, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $1.9 million and $741,000, respectively. For the nine-month period ended September 30, 2018, the Company incurred shared-based compensation expense related to share options and restricted shares/RSUs of $2.4 million and $1.3 million, respectively.

As of September 30, 2019, there was $5.1 million and $3.5 million of total unrecognized compensation cost related to unvested share options and RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.6 years for share options and 2.8 years for RSUs.

11. Net income (loss) per share

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2019	2018	2019	2018
Numerator
Income (loss) from continuing operations	$1,186	$(6,258)	$280	$(20,177)
Income (loss) from discontinued operations	(469)	2,774	(469)	(104)
Net income (loss)	$717	$(3,484)	$(189)	$(20,281)

Denominator
Weighted-average ordinary shares - basic	26,751,083	26,033,550	26,631,704	25,867,014
Dilutive effect of ordinary share equivalents resulting from ordinary share options and RSUs	185,458	-	272,777	-
Weighted-average ordinary shares - diluted	26,936,541	26,033,550	26,904,481	25,867,014

The following numbers of outstanding ordinary share options and unvested RSUs were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Options to purchase ordinary shares	-	383,855	-	290,226
Unvested RSUs	-	332,455	-	332,455

12. Settlement expense

On September 30, 2019, the Company entered into a Settlement Agreement and Release with Oxford University Innovation Limited, or OUI, or the OUI Settlement Agreement, to resolve outstanding disputes arising from a license agreement with OUI. The terms of the OUI Settlement Agreement are confidential.

On June 18, 2018, the Company entered into a Settlement Agreement with the former shareholders of Immunetics, Inc., or the Immunetics Settlement Agreement, to resolve disputes arising from the Agreement and Plan of Merger dated October 12, 2016. The terms of the Immunetics Settlement Agreement are confidential.

13. Commitments

Operating leases

The Company has operating leases for real estate and non-real estate in the United States, United Kingdom, China, Japan, and South Korea. One such operating lease is a sublease for real estate. The Company does not have any material finance leases.

The Company leases office, storage/warehouse, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire at various dates from December 31, 2020 to June 18, 2033. On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. In August 2015, the Company entered into a lease amendment for this location to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment expanded the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the lease term ranges from an initial low of $36,000 per month, which includes $12,000 per month for the expansion space, which commenced in early 2016, to a high of $39,000 per month. The Company has an option to extend the lease for one additional term of five years.

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

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability, but instead are reflected as an expense in the period incurred. As of September 30, 2019, an operating lease right-of-use asset of $6.7 million and an operating lease liability of $7.8 million are reflected on the consolidated balance sheet.

The elements of lease expense were as follows:

($ amounts in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019

Lease Cost
Operating lease cost	$322	$963
Short-term lease cost	186	553
Variable lease cost	239	705
Total lease cost	$747	$2,221

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$250	$765
Operating lease liabilities arising from obtaining right-of-use assets	136	136

Operating Leases
Weighted average remaining lease term (in years)	12.5	12.5

Operating Leases
Weighted average discount rate	7.8%	7.8%

Future lease payments required under non-cancelable operating leases in effect as of September 30, 2019 were as follows:

(in thousands)	September 30, 2019
2019 (three months)	$257
2020	1,059
2021	998
2022	971
2023	941
Thereafter	8,184
Total lease payments	12,410
Less: imputed interest	(4,638)
Total operating lease liabilities	$7,772

The Company adopted ASC 842, Leases on January 1, 2019, as noted above and, as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments required under non-cancelable operating leases in effect as of December 31, 2018 were as follows:

(in thousands)	December 31, 2018
2019	$2,024
2020	1,848
2021	972
2022	855
2023	855
Thereafter	7,558
Total minimum lease payments	$14,112

Purchase commitments

Future minimum payments required under purchase obligations in effect as of September 30, 2019 are as follows:

(in thousands)	Purchase Obligations
2019 (three months)	$4,432
2020	3,055
2021	1,200
2022	370
2023	370
Thereafter	-
Total minimum payments	$9,427

14. Discontinued operations

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

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, or TSA, that will continue, unless otherwise terminated, until each service included in the TSA has been completed, (ii) a technology license agreement that will remain in effect until the date of expiration or lapse of the last “Blood Stability Patent” to expire or lapse, and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Oxford USA agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. The Supply Agreement will last for a period of seven years after the effective date unless terminated earlier by a party to the Supply Agreement, as provided for in the Supply Agreement. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T-SPOT.TB testing in the U.S. that will remain in effect until the expiration or termination of the Supply Agreement.

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

During the three and nine months ended September 30, 2018, Oxford Limited sold kits to its discontinued operations, Oxford LLC, for use in the lab services business of $1.8 million and $7.3 million, respectively, that were eliminated in the Company’s consolidated financial results.

The following table presents the results of discontinued operations, which solely relate to 2018:

(in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Major classes of line items constituting income (loss) from discontinued operations before income taxes:
Service revenue	$18,446	$46,265
Cost of service revenue	9,889	30,359
Gross profit	8,557	15,906
Research and development	2,077	4,989
Sales and marketing	2,093	6,582
General and administrative	1,613	4,439
Income (loss) from discontinued operations before income taxes	2,774	(104)
Income tax expense	—	—
Income (loss) from discontinued operations	$2,774	$(104)

During the third quarter of 2019, the Company recorded a charge in discontinued operations of $469,000 that resulted from adjustments on the remaining proceeds due from the Transaction.

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

In conjunction with the Transaction, all prior year amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been recast to present our results, as if the Transaction had occurred prior to the earliest period presented. For more information on the Transaction, please see the below section entitled “Discontinued operations” and Note 14. Discontinued operations, of the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report.

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

We have incurred significant losses from inception and as of September 30, 2019 had an accumulated deficit of $81.5 million. However, our operating losses declined following the sale of the U.S. Laboratory Services Business to Quest, as we have concentrated on reducing overhead costs and refocusing the business on the sale of kits. And, we reported operating income from continuing operations for the three months ended September 30, 2019. Our revenue for the nine months ended September 30, 2019 and 2018 was $55.6 million and $44.4 million, respectively. Our income from continuing operations for the nine months ended September 30, 2019 was $280,000 compared to a loss from continuing operations of $20.2 million for the nine months ended September 30, 2018.

Discontinued operations

On September 25, 2018, the Company entered into the Purchase Agreement with Quest, Oxford Limited and Oxford LLC pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. Laboratory Services Business for gross proceeds of $170 million in cash, or the Transaction. Of this amount, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due under the financing agreement between the Company and MidCap, as described in Note 8. Loans payable of the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report.

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

For more information related to the Transaction, please refer to our discussion in the notes to our financial statements in Note 14. Discontinued operations of the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report.

Financial operations overview

Revenue

We generate revenue mainly from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology.

Revenue by type

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

By type, total revenues were as summarized in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue
Product	$20,115	$15,095	$52,622	$40,236
Service	1,104	955	2,974	4,150
Total revenue	$21,219	$16,050	$55,596	$44,386

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

	Three months ended September 30,
(in thousands, except percentages)	2019		2018
Revenue
United States	$5,735	27%	$2,876	18%
Europe and ROW	2,709	13%	2,277	14%
Asia	12,775	60%	10,897	68%
Total revenue	$21,219	100%	$16,050	100%

	Nine months ended September 30,
(in thousands, except percentages)	2019		2018
Revenue
United States	$19,034	34%	$11,615	26%
Europe and ROW	7,670	14%	6,750	15%
Asia	28,892	52%	26,021	59%
Total revenue	$55,596	100%	$44,386	100%

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

During the three months ended September 30, 2019 and 2018, our cost of revenue represented 27% and 28%, respectively, of our total revenue. For the nine months ended September 30, 2019 and 2018, our cost of revenue represented 28% and 29%, respectively, of our total revenue.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue
Product	$5,313	$3,864	$14,306	$9,993
Service	418	709	1,053	2,877
Total cost of revenue	$5,731	$4,573	$15,359	$12,870

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 73% and 72% for the three months ended September 30, 2019 and 2018, respectively. Gross margins were 72% and 71% for the nine months ended September 30, 2019 and 2018, respectively.

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

During the three months ended September 30, 2019 and 2018, our research and development expense represented 8% and 11%, respectively, of our total revenue. For the nine months ended September 30, 2019 and 2018, our research and development expense represented 11% and 13%, respectively, of our total revenue.

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

During the three months ended September 30, 2019 and 2018, our sales and marketing expense represented 35% and 40%, respectively, of our total revenue. For the nine months ended September 30, 2019 and 2018, our sales and marketing expense represented 38% and 47%, respectively, of our total revenue.

General and administrative expense

Our general and administrative expense includes costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. Additionally, general and administrative expense for the three and nine months ended September 30, 2019 included a credit for income from the TSA with Quest that was entered into in conjunction with the Transaction. We expense all general and administrative expenses as incurred.

During the three months ended September 30, 2019 and 2018, our general and administrative expense represented 26% and 51%, respectively, of our total revenue. For the nine months ended September 30, 2019 and 2018, our general and administrative expense represented 29% and 44%, respectively, of our total revenue.

Settlement expense

On September 30, 2019, we entered into a Settlement Agreement and Release with Oxford University Innovation Limited, or OUI, or the OUI Settlement Agreement, to resolve outstanding disputes arising from a license agreement with OUI. The terms of the OUI Settlement Agreement are confidential.

On June 18, 2018, the Company entered into a Settlement Agreement with the former shareholders of Immunetics, Inc., or the Immunetics Settlement Agreement, to resolve disputes arising from the Agreement and Plan of Merger dated October 12, 2016. The terms of the Immunetics Settlement Agreement are confidential.

On June 30, 2017, we entered into a Release and Settlement Agreement with Statens Serum Institut, or SSI, or the SSI Settlement Agreement, to resolve outstanding disputes arising from a license agreement with SSI. The terms of the SSI Settlement Agreement are confidential.

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

Foreign exchange gains (losses)

Foreign exchange gains (losses) largely resulted from U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the U.S. and South Korea are denominated in U.S. dollars while sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in China have historically been denominated in U.S. dollars, however, effective with the third quarter of 2019, some sales are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

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

Other income (expense)

Other income (expense) includes other income and expense items.

Income (loss) from discontinued operations

On November 6, 2018, we completed the agreement to sell our U.S. Laboratory Services Business to Quest. This agreement represented a strategic business shift and had a major effect on our operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the consolidated financial statements for 2018.

Results of operations

Comparison of three months ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended September 30,
	2019		2018		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Product	$20,115	95%	$15,095	94%	$5,020	33%
Service	1,104	5%	955	6%	149	16%
Total revenue	21,219	100%	16,050	100%	5,169	32%
Cost of revenue:
Product	5,313	25%	3,864	24%	1,449	38%
Service	418	2%	709	4%	(291)	(41)%
Total cost of revenue	5,731	27%	4,573	28%	1,158	25%
Gross profit	15,488	73%	11,477	72%	4,011	35%
Operating expenses:
Research and development	1,631	8%	1,754	11%	(123)	(7)%
Sales and marketing	7,405	35%	6,432	40%	973	15%
General and administrative	5,531	26%	8,132	51%	(2,601)	(32)%
Settlement expense	799	4%	212	1%	587	277%
Total operating expenses	15,366	72%	16,530	103%	(1,164)	(7)%
Operating income (loss) from continuing operations	122	1%	(5,053)	(31)%	5,175	(102)%
Interest income (expense), net	1,064	5%	(673)	(4)%	1,737	(258)%
Foreign exchange gains (losses)	360	2%	(52)	(0)%	412	(792)%
Other income (expense)	23	0%	5	0%	18	360%
Income (loss) from continuing operations before income taxes	1,569	7%	(5,773)	(36)%	7,342	(127)%
Income tax expense from continuing operations	(383)	(2)%	(485)	(3)%	102	(21)%
Income (loss) from continuing operations	1,186	6%	(6,258)	(39)%	7,444	(119)%
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(469)	(2)%	2,774	17%	(3,243)	(117)%
Income tax expense	-	0%	-	0%	-	NM
Income (loss) from discontinued operations	(469)	(2)%	2,774	17%	(3,243)	(117)%
Net income (loss)	$717	3%	$(3,484)	(22)%	$4,201	(121)%

Revenue

Revenue increased by 32% to $21.2 million for the three months ended September 30, 2019, from $16.1 million for the same period in 2018.

U.S. revenue, excluding revenue from discontinued operations, increased by 99% to $5.7 million for the three months ended September 30, 2019, from $2.9 million for the same period in 2018, due to growth in testing volumes and higher average selling prices in 2019, as compared to 2018 average selling prices which were the intercompany transfer price formerly eliminated in consolidation, partially offset by a $93,000 decrease in revenue resulting from our withdrawal from the blood donor screening market in 2018.

Asia revenue increased by 17% to $12.8 million for the three months ended September 30, 2019 compared to the same period in 2018, due to strong growth in shipments to Japan. On a non-generally accepted accounting principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 15%. Europe and ROW revenue increased 19% to $2.7 million for the three months ended September 30, 2019, compared to the same period in 2018. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 24% in 2019 compared to 2018.

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

By revenue type, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
Product	$20,115	$15,095	$5,020	33%
Service	1,104	955	149	16%
Total revenue	$21,219	$16,050	$5,169	32%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
United States	$5,735	$2,876	$2,859	99%
Europe and ROW	2,709	2,277	432	19%
Asia	12,775	10,897	1,878	17%
Total revenue	$21,219	$16,050	$5,169	32%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue increased by 25% to $5.7 million for the three months ended September 30, 2019 compared to the same period in 2018, due largely to increased revenue in 2019. Gross margin for the three months ended September 30, 2019 was 73% compared to 72% for the same period in 2018.

	Three months ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cost of revenue
Product	$5,313	$3,864	$1,449	38%
Service	418	709	(291)	(41)%
Total cost of revenue	$5,731	$4,573	$1,158	25%

Research and development expense

Research and development expense decreased to $1.6 million for the three months ended September 30, 2019 from $1.8 million for the same period in 2018. As a percentage of total revenue, research and development expense was 8% for the three months ended September 30, 2019 compared to 11% for the same period in 2018.

Sales and marketing expense

Sales and marketing expense increased to $7.4 million for the three months ended September 30, 2019 from $6.4 million for the same period in 2018. The increase largely resulted from higher salary and employee-related expenses. As a percentage of total revenue, sales and marketing expense decreased to 35% for the three months ended September 30, 2019, compared to 40% for the same period in 2018.

General and administrative expense

General and administrative expense decreased to $5.5 million for the three months ended September 30, 2019 from $8.1 million for the same period in 2018. The higher expenses in 2018 in large part reflected costs incurred in completing the Transaction. As a percentage of total revenue, general and administrative expense decreased to 26% for the three months ended September 30, 2019 from 51% for the same period in 2018.

Settlement expense

Settlement expense increased to $799,000 for the three months ended September 30, 2019 from $212,000 for the same period in 2018. Settlement expense relates to the OUI Settlement Agreement and the SSI Settlement Agreement. The terms of each of the agreements are confidential.

Interest income (expense), net

Interest income (expense), net was income of $1.1 million for the three months ended September 30, 2019 reflecting interest income on proceeds received in connection with the Transaction, compared to expense of $673,000 in the same period in 2018 resulting from the Company's indebtedness under the MidCap Agreement.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $360,000 for the three months ended September 30, 2019, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended September 30, 2018, we recorded foreign exchange losses of $52,000. Approximately 27% of our sales for the three months ended September 30, 2019 were in the U.S., which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China have historically been denominated in U.S dollars, however, effective with the third quarter of 2019, some sales are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

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

Other income (expense)

Other income for the three months ended September 30, 2019 was $23,000, compared to $5,000 for the three months ended September 30, 2018.

Income (loss) from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest. For financial statement purposes, the results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our condensed consolidated financial statements as discontinued operations.

The loss from discontinued operations for the three months ended September 30, 2019 was $469,000 and resulted from adjustments on the remaining proceeds due from the Transaction. The income from discontinued operations for the three months ended September 30, 2018 was $2.8 million.

Comparison of nine months ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended September 30,
	2019		2018		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Product	$52,622	95%	$40,236	91%	$12,386	31%
Service	2,974	5%	4,150	9%	(1,176)	(28)%
Total revenue	55,596	100%	44,386	100%	11,210	25%
Cost of revenue:
Product	14,306	26%	9,993	23%	4,313	43%
Service	1,053	2%	2,877	6%	(1,824)	(63)%
Total cost of revenue	15,359	28%	12,870	29%	2,489	19%
Gross profit	40,237	72%	31,516	71%	8,721	28%
Operating expenses:
Research and development	6,044	11%	5,969	13%	75	1%
Sales and marketing	21,169	38%	20,655	47%	514	2%
General and administrative	16,230	29%	19,349	44%	(3,119)	(16)%
Settlement expense	1,002	2%	1,979	4%	(977)	(49)%
Total operating expenses	44,445	80%	47,952	108%	(3,507)	(7)%
Operating loss from continuing operations	(4,208)	(8)%	(16,436)	(37)%	12,228	(74)%
Interest income (expense), net	3,426	6%	(2,011)	(5)%	5,437	(270)%
Foreign exchange losses	(233)	(0)%	(306)	(1)%	73	(24)%
Other income (expense)	65	0%	(242)	(1)%	307	(127)%
Loss from continuing operations before income taxes	(950)	(2)%	(18,995)	(43)%	18,045	(95)%
Income tax benefit (expense) from continuing operations	1,230	2%	(1,182)	(3)%	2,412	(204)%
Income (loss) from continuing operations	280	1%	(20,177)	(45)%	20,457	(101)%
Discontinued operations:
Loss from discontinued operations before income taxes	(469)	(1)%	(104)	(0)%	(365)	351%
Income tax expense	-	0%	-	0%	-	NM
Loss from discontinued operations	(469)	(1)%	(104)	(0)%	(365)	351%
Net loss	$(189)	(0)%	$(20,281)	(46)%	$20,092	(99)%

Revenue

Revenue increased by 25% to $55.6 million for the nine months ended September 30, 2019, from $44.4 million for the same period in 2018.

U.S. revenue, excluding revenue from discontinued operations, increased by 64% to $19.0 million for the nine months ended September 30, 2019, from $11.6 million for the same period in 2018. The increase in U.S. revenue was due to growth in testing volumes and higher average selling prices in 2019, as compared to 2018 average selling prices, which were the intercompany transfer price formerly eliminated in consolidation, partially offset by a $1.7 million decrease in revenue resulting from our withdrawal from the blood donor screening market in 2018.

Asia revenue increased by 11% to $28.9 million for the nine months ended September 30, 2019 compared to the same period in 2018, due primarily to growth in testing volumes in both China and Japan. On a non-GAAP constant currency basis, revenue for Asia would have increased by 11%. Europe and ROW revenue increased 14% to $7.7 million for the nine months ended September 30, 2019, compared to the same period in 2018, due mainly to strong growth in TB sales. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 20% in 2019 compared to 2018.

By revenue type, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
Product	$52,622	$40,236	$12,386	31%
Service	2,974	4,150	(1,176)	(28)%
Total revenue	$55,596	$44,386	$11,210	25%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

By geography, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Revenue
United States	$19,034	$11,615	$7,419	64%
Europe and ROW	7,670	6,750	920	14%
Asia	28,892	26,021	2,871	11%
Total revenue	$55,596	$44,386	$11,210	25%

Revenue in the above table includes 2018 sales to the U.S. Laboratory Services Business at our intercompany transfer price that were formerly eliminated in consolidation.

Cost of revenue and gross margin

Cost of revenue increased by 19% to $15.4 million for the nine months ended September 30, 2019 when compared to the same period in 2018, due largely as a reflection of increased revenue in 2019. Gross margin for the nine months ended September 30, 2019 was 72% compared to 71% for the same period in 2018.

	Nine months ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Cost of revenue
Product	$14,306	$9,993	$4,313	43%
Service	1,053	2,877	(1,824)	(63)%
Total cost of revenue	$15,359	$12,870	$2,489	19%

Research and development expense

Research and development expense of $6.0 million for the nine months ended September 30, 2019 was essentially flat compared to the same period in 2018. As a percentage of total revenue, research and development expense decreased to 11% for the nine months ended September 30, 2019 from 13% for the same period in 2018.

Sales and marketing expense

Sales and marketing expense increased to $21.2 million for the nine months ended September 30, 2019 from $20.7 million for the same period in 2018. The increase largely resulted from higher marketing and travel and entertainment expenses, partially offset by lower administrative and legal and professional fees. As a percentage of total revenue, sales and marketing expense decreased to 38% for the nine months ended September 30, 2019 from 47% for the same period in 2018.

General and administrative expense

General and administrative expense decreased to $16.2 million for the nine months ended September 30, 2019 from $19.3 million for the same period in 2018. The decrease included lower legal and professional fees and payments received under the TSA with Quest that have been credited against general and administrative expense during 2019. General and administrative expense for 2019 was also net of a credit for share-based compensation of $298,000, related to the departure of certain executive officers during the second quarter of 2019. As a percentage of total revenue, general and administrative expense decreased to 29% for the nine months ended September 30, 2019 from 44% for the same period in 2018.

Settlement expense

Settlement expense decreased to $1.0 million for the nine months ended September 30, 2019 from $2.0 million for the same period in 2018. Settlement expense relates to the OUI Settlement Agreement, the Immunetics Settlement Agreement, and the SSI Settlement Agreement. The terms of each of the agreements are confidential.

Interest income (expense), net

Interest income (expense), net was income of $3.4 million for the nine months ended September 30, 2019, reflecting interest income on proceeds received in connection with the Transaction, compared to expense of $2.0 million in the same period in 2018 resulting from the Company's indebtedness under the MidCap Agreement.

Foreign exchange losses

We recorded foreign exchange losses of $233,000 for the nine months ended September 30, 2019, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Limited, which has a functional currency of the U.K. Pound Sterling. For the nine months ended September 30, 2018, we recorded foreign exchange losses of $306,000. Approximately 34% of our sales for the nine months ended September 30, 2019 were in the U.S., which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China have historically been denominated in U.S. dollars, however, effective with the third quarter of 2019, some sales in China are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

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

Other income (expense)

Other income for the nine months ended September 30, 2019 was $65,000. Other expense was $242,000 for the nine months ended September 30, 2018.

Income (loss) from discontinued operations

Discontinued operations represent the U.S. Laboratory Services Business that we sold to Quest. For financial statement purposes, the results of operations for the discontinued operations have been segregated from those of our continuing operations and are presented in our condensed consolidated financial statements as discontinued operations.

The loss from discontinued operations for the nine months ended September 30, 2019 of $469,000 resulted from adjustments on the remaining proceeds due from the Transaction. The loss from discontinued operations for the nine months ended September 30, 2018 was $104,000.

Liquidity and capital resources

Sources and uses of funds

Since our inception, we have incurred significant losses and negative cash flows from operations. However, for the nine months ended September 30, 2019, we had income from continuing operations of $280,000, while using $7.3 million of cash in operating activities from continuing operations. As of September 30, 2019, we had an accumulated deficit of $81.5 million. We incurred a loss from continuing operations of $20.2 million and used $20.9 million of cash in operating activities from continuing operations for the nine months ended September 30, 2018.

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

In 2019, our Board of Directors authorized the repurchase of up to $100 million of our ordinary shares in the aggregate, subject to the approval of our shareholders by an ordinary resolution at our 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by our shareholders at our Annual General Meeting held on June 18, 2019 and was initiated during the third quarter of 2019. During the three months ended September 30, 2019, we repurchased 242,830 shares at a total cost of $3.3 million. As the share repurchase program allows for a maximum repurchase of $100 million of our ordinary shares including commissions, up to $96.7 million of ordinary shares remain eligible for repurchase as of September 30, 2019. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our ordinary shares under the program. Unless discontinued by our Board of Directors, the share repurchase program will be valid for up to five years. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report for more information relating to the share repurchase program.

As of September 30, 2019, we had cash, cash equivalents, and restricted cash of $184.4 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash, cash equivalents, and restricted cash, accounts receivable and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(in thousands)	2019	2018

Cash, cash equivalents, and restricted cash	$184,382	$70,356
Accounts receivable, net	15,496	7,080

Net cash used in operating activities from continuing operations	$(7,346)	$(20,914)
Net cash used in investing activities from continuing operations	(729)	(4,884)
Net cash provided by financing activities from continuing operations	377	2,375
Net operating cash flows provided by discontinued operations	-	6,778
Net investing cash flows used in discontinued operations	-	(2,527)
Net financing cash flows used in discontinued operations	-	(10)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(864)	(994)
Net decrease in cash, cash equivalents, and restricted cash	$(8,562)	$(20,176)

Cash flows for the nine months ended September 30, 2019 and 2018

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $7.3 million during the nine months ended September 30, 2019, which included income from continuing operations of $280,000, non-cash expenses of $3.8 million, and cash used for changes in operating assets and liabilities of $11.5 million. The non-cash items included share-based compensation expense of $2.7 million, depreciation and amortization expense of $1.4 million, and non-cash rent expense of $178,000, partially offset by credits of $250,000 for the change in deferred income taxes and $147,000 for non-cash interest. The cash used for changes in operating assets and liabilities included an increase in accounts receivable of $6.7 million, an increase in inventory of $2.3 million, an increase in prepaid expenses and other assets of $2.0 million, and a decrease in accounts payable and accrued liabilities of $495,000. The increase in accounts receivable reflects increased revenue and timing. The increase in inventory reflects timing. The increase in prepaid expenses and other assets reflects an increase in taxes receivable and the timing of certain payments. The decrease in accounts payable and accrued liabilities was largely due to payments in the first nine months of 2019 for royalties on intellectual property and bonuses that were accrued for at December 31, 2018, as well as the timing of payments.

Net cash used in operating activities from continuing operations was $20.9 million during the nine months ended September 30, 2018, which included a net loss from continuing operations of $20.2 million, non-cash expenses of $6.1 million, and cash used for changes in operating assets and liabilities of $6.9 million. The non-cash items included share-based compensation expense of $3.6 million, deferred tax expense of $1.1 million, depreciation and amortization of intangible assets of $953,000, accretion and amortization of loan fees of $421,000, and a loss on disposal of property and equipment of $84,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $6.0 million, an increase in accounts receivable of $1.3 million, an increase in prepaid expenses and other assets of $270,000, and a decrease in other liabilities of $70,000, partially offset by a decrease in inventory of $773,000.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $729,000 and $4.9 million during the nine months ended September 30, 2019 and 2018, respectively, and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2019 of $377,000 included $3.9 million received upon the exercises of share options during the nine months ended September 30, 2019, partially offset by $3.3 million used for the repurchase of our ordinary shares as permitted under the share repurchase program and $224,000 used to pay taxes withheld on exercises of options and vesting of restricted share units.

During the nine months ended September 30, 2018, net cash provided by financing activities from continuing operations was $2.4 million.

Discontinued operations

Net cash provided by discontinued operations for the nine months ended September 30, 2018 of $4.2 million related to $6.8 million provided by operating activities of discontinued operations, partially offset by cash used in investing activities of discontinued operations of $2.5 million for the purchase of property and equipment. There were no cash flows from discontinued operations for the nine months ended September 30, 2019.

Employees

As of September 30, 2019, we had 236 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2018, as described in Part II, Item 7A of our 2018 Form 10-K.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on their evaluation, they have concluded our disclosure controls and procedures were not effective as of September 30, 2019 due to a material weakness in internal control over financial reporting related to the accounting for income taxes that was disclosed in our 2018 Form 10-K.

Management’s Plan to Remediate the Material Weakness

As previously described in Part II, Item 9A. “Controls and procedures” of our 2018 Form 10-K, we are working to implement a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the time we file our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of the 2018 Form 10-K aside from the risk factor included below:

Continued uncertainty arising from global political events, such as the United Kingdom’s proposed withdrawal from the European Union, could adversely affect our ability to conduct business and our results of operations.

On June 23, 2016, the U.K. held a non-binding referendum, in which voters approved an exit from the European Union, or E.U., commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Treaty of the European Union, which formally initiated the withdrawal procedure. The timing of the proposed withdrawal was initially scheduled for March 29, 2019. That deadline has been extended to up until January 31, 2020 to allow the U.K. to adopt a withdrawal agreement bill and ratify it as an international treaty. Discussions within the U.K. and between the U.K. and the E.U. will continue to focus on withdrawal issues, timing, and transition agreements. However, limited progress of the existing withdrawal agreement bill through the U.K. legislature and ongoing uncertainty related to the possibility of the U.K. leaving the E.U. without a formal withdrawal agreement and associated transition period in place, as well as a proposed General Election in December 2019, could cause significant market and economic disruption. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of the E.U., it may have a material adverse effect on our operations and sales.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Calendar month	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program
July	-	$-	-	$100,000,000
August	-	-	-	100,000,000
September	242,830	13.6922	242,830	96,675,123
	242,830		242,830

(1) All shares were repurchased under an authorization covering up to $100 million of the Company's ordinary shares in the aggregate including commissions, as approved by the Company's Board of Directors and approved by shareholders at the Company's Annual General Meeting held on June 18, 2019. Unless discontinued by the Company's Board of Directors, the share repurchase program will be valid for up to five years.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at September 30, 2019 and December 31, 2018; (ii) Condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to unaudited condensed consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD IMMUNOTEC GLOBAL PLC

Date: November 5, 2019	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2019	/s/	Matthew T E McLaughlin
Matthew T E McLaughlin
Chief Financial Officer
(Principal Financial Officer)