Form 10-K
period 2019-12-31
Oxford Immunotec Global PLC
filed 2020-03-06
CIK 1586049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36200

OXFORD IMMUNOTEC GLOBAL PLC

(Exact name of registrant as specified in its charter)

England and Wales	98-1133710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

94C Innovation Drive, Milton Park, Abingdon OX14 4RZ, United Kingdom	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

+44 (0)1235 442780

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares,	OXFD	The Nasdaq Global Market
£0.006705 nominal value per share

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒

Non-accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 18, 2020, there were 26,205,397 ordinary shares, £0.006705 nominal value per share, of the registrant outstanding.

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $274,835,401.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2020 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or the Annual Report, and exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” “ongoing” and other comparable expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	given our prior history of losses, our ability to achieve and sustain profitability and our ability to manage our growth;

●	our ability to continue to sell our T-SPOT.TB at current prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;

●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;

●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;

●	continued demand for diagnostic products for tuberculosis and other immune-regulated conditions and the development of new market opportunities;

●	our ability to compete successfully in our target markets and to maintain and expand our sales network;

●	coverage and reimbursement decisions of insurers and other third-party payors, as well as guidelines, recommendations and studies published by various organizations related to the use of our products;

●	our dependence on certain of our customers, suppliers and service providers;

●	disruptions to our business, including disruptions at our laboratory and manufacturing facilities, natural disasters, public health crises and other catastrophic events;

●	the integrity and uninterrupted operation of our information technology and storage systems;

●	the impact of currency fluctuations on our business;

●	the impact of global economic and political developments on our business, including the United Kingdom’s, or U.K., withdrawal from the European Union on January 31, 2020, and further withdrawal issues, timing and transition agreements;

●

potential changes in the United States, or U.S., social, political, regulatory and economic conditions or laws and policies governing the health care system, U.S. tax laws, and laws and regulations impacting foreign trade, including the ongoing trade dispute between the U.S. and China, immigration, manufacturing, development and investment in the U.S. and in other territories and countries where we or our customers and suppliers operate;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;

●	our ability to attract or retain key members of our management;

●	the impact of taxes on our business, including our ability to use net operating losses;

●	our ability to maintain effective internal control over financial reporting and the possibility of identifying future material weaknesses in our internal control over financial reporting;

●	the impact of legislative and regulatory developments, including healthcare and tax reform, on our business;

●	the impact of any product liability, intellectual property and commercial litigation on our business;

●

the impact of disruptions in, or breach of, our information technology systems, or those of third parties that manage such systems, including as a result of cyber-attacks; and other similar matters which could result in, among other things, personal information or protected health information being improperly accessed, tampered with or disclosed;

●

our ability to comply with Securities and Exchange Commission, or SEC, reporting, as well as domestic and international anti-fraud, anti-corruption, privacy, environmental, health and safety laws and regulations;

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

You should refer to Item 1A, “Risk Factors” in this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views only as of the date of this Annual Report. Subsequent events and developments may cause our views to change. We do not undertake, and specifically decline, any obligation to update or revise any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report. As used in this Annual Report, the words “Company,” “we,” “us” and “our” refer to Oxford Immunotec Global PLC, a public limited company incorporated under the laws of England and Wales.

Part I

Item 1. Business

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory, and sales and marketing capabilities we have developed over our seventeen year history. Our primary product is the proprietary T-SPOT®1.TB test which utilizes our T-SPOT technology platform to test for tuberculosis, which is the leading cause of infectious disease death worldwide. Alongside this, we have also developed reagents and methods to purify white blood cells for use in immunology assays. When used in conjunction with T-SPOT.TB, these reagents extend blood stability of samples for our test and/or enable workflow automation for T-SPOT.TB.

On November 6, 2018, we completed the sale of our U.S. Laboratory Services Business to Quest Diagnostics, Incorporated, or Quest, or the Transaction, for gross proceeds of $170 million in cash. This Transaction represented a strategic business shift and it had a major effect on our operations and financial results.

The Market Opportunity for T-SPOT.TB

We believe the annual global market opportunity for our T-SPOT.TB test is well in excess of $1 billion, based on an estimated market size of over 70 million latent tuberculosis infection, or LTBI, tests annually. Tuberculosis is a common and, if not properly treated, potentially lethal infectious disease caused by the bacterium Mycobacterium tuberculosis, or MTB. MTB typically infects the lungs, but the lymph nodes, kidneys, brain and bones may also be infected. Those with LTBI are asymptomatic and are not infectious; however, each person with LTBI has a 5% to 10% chance, on average, of progressing to active TB over his or her lifetime. This risk of progression to active TB is significantly elevated among individuals with weakened immune systems, such as those with human immunodeficiency virus, or HIV, or diabetes or those on drugs that suppress the immune system (e.g., those taking biologic therapies for autoimmune disease or those undergoing immune suppression post-transplantation). Without proper treatment, up to two thirds of individuals with active TB disease will die.

According to the World Health Organization, or the WHO, approximately 23% of the world’s population, or about 1.7 billion people, are infected with MTB. Despite the availability of an effective treatment, TB is the leading cause of infectious disease death worldwide and remains one of the top ten causes of death worldwide from any cause. The WHO estimated that in 2017 approximately 10 million people developed TB disease, of which approximately 1.6 million people died.

There are three broad strategies to control TB: (1) vaccination, (2) finding and treating active TB disease, and (3) finding and treating LTBI to prevent the development of new active TB disease cases. Screening for latent TB infections is considered crucial to reducing or eliminating the reservoir of TB and breaking the cycle of reinfection.  The United States has one of the most comprehensive LTBI screening programs in the world with screening of several high-risk groups, including healthcare workers, recommended by the U.S. Centers for Disease Control and Prevention, or the CDC. Screening of healthcare workers is also recommended as part of the accreditation standards for U.S. hospitals. Other high-risk groups identified by CDC include persons with immunosuppressive conditions, such as persons receiving immunosuppressive agents or organ transplant recipients, and persons with HIV. In addition, TB screening is required in many cases for additional populations, such as day care staff, school teachers and students, and emergency response personnel. Similar to the U.S., other developed countries have implemented effective LTBI screening programs to fight TB and emerging countries are increasingly adding LTBI screening to their repertoire of TB control strategies.

The primary test currently used for TB screening is the more than 100-year-old tuberculin skin test, or TST. The TST is administered by injecting an extract from cultured M. tuberculosis, called tuberculin or PPD, into the skin of a subject’s forearm using a needle and syringe. The injection of the PPD into the skin of a subject previously infected with MTB stimulates the immune response, including T cells, causing the formation of a hard lump at the site of the injection. Because it takes time for this reaction to occur, the subject must return 48 to 72 hours after the PPD injection to have the result read. The test result is graded by feeling for the boundaries of the swelling, marking these with a pen and then measuring the diameter with a ruler.

The TST suffers from several limitations, including an antiquated technique that results in substantial test variability, false negative results especially in immunocompromised patients, false positive results in patients who have been Bacille Calmette-Geurin, or BCG, vaccinated and boosting of results, which occurs when an infected subject’s reaction to an initially false-negative TST causes increased sensitivity in a subsequent test such that it tests positive. In addition to these technical drawbacks, the TST requires multiple patient visits, which increases its overall cost.

We estimate that there are approximately 17 million LTBI tests performed each year in the United States, the majority of which are performed within the healthcare system in a variety of settings, including hospitals, public health offices, physicians’ offices and clinics. Outside the United States, we estimate the total number of tests exceeds 53 million each year, for a combined market size of over 70 million LTBI tests annually.

1“T-SPOT®,” “T-Cell Xtend®,” “Oxford Diagnostic Laboratories®,” “ODL®,” “Immunetics®,” the Oxford Immunotec logo, our laboratory logo and other marks are our trademarks. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

The T-SPOT.TB Test and supporting reagent kits

The T-SPOT.TB test addresses the inherent limitations of the TST by directly measuring antigen-specific T cells indicative of TB infection. We use two TB-specific antigens, ESAT-6 and CFP10, to stimulate T cells that have previously been exposed to MTB, which causes them to release a cytokine called interferon-gamma. Interferon-gamma is one of the dominant cytokines released by activated T cells when encountering MTB. In contrast to the PPD reagent used in the TST, these two antigens are not shared with the BCG vaccine or with most non-tuberculous mycobacteria. Because our test detects individual T cells via their release of interferon-gamma, our test is sometimes referred to generically as an interferon-gamma release assay, or IGRA.
However, IGRA tests differ in their underlying technology and performance.

T-Cell Select is a new reagent kit sold in conjunction with T-SPOT.TB.  In 2018, we certified conformity of T-Cell Select with European IVD regulations, enabling us to attach the CE mark for the T-Cell Select kit, and formally launched the kit in Europe in September 2019. In 2018, we also obtained acceptance of the regulatory notification for the T-Cell Select kit by the National Medical Products Administration, or the NMPA (formerly known as the China Food and Drug Administration, or the CFDA).

T-Cell Select represents a new, complementary platform to T-SPOT for our Company. It can be used to isolate mononuclear immune cells using a magnetic bead cell separation system. Use of T-Cell Select permits increased automation in performing the T-SPOT.TB test, enabling simplified workflow, improved throughput, reduced hands-on time and reduced labor costs in performing the T-SPOT.TB test. Furthermore, with T-Cell Select, blood samples can be collected in a single standard blood tube and stored for up to 54 hours at room temperature before use in the test, further extending our simplicity and logistics advantages for customers. T-Cell Select marks an important addition to our solution set that further differentiates us from other IGRAs and supports our market penetration goals.

T-Cell Xtend has been available as a supporting reagent kit to extend blood stability for T-SPOT.TB samples since 2008 in Europe and since 2010 in the U.S. The T-Cell Xtend reagent is an antibody complex that is added to blood samples in the laboratory immediately before running the T-SPOT.TB assay and allows blood samples to be processed up to 32 hours after venepuncture without affecting the accuracy of the test.

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

●	Europe. We obtained a CE mark in 2004, which allows us to sell our T-SPOT.TB test in Europe as well as other countries that accept the CE mark.

●	China. We obtained initial approval for our T-SPOT.TB test from the NMPA (when it was formerly known as the CFDA) in 2010. Consistent with NMPA re-registration requirements, we secured re-registration of our test in 2014, which was effective until December 2019. We applied for re-registration in April 2019. At the time of the filing of this Annual Report, we have not received a decision on our application. In order for us to continue to supply our T.SPOT.TB test in China without interruption, we will need to obtain re-registration without significant delay.

●	Japan. We obtained approval for our T-SPOT.TB test from the Ministry of Health, Labour and Welfare, or MHLW, in 2012.

In addition to being validated in multiple clinical studies, our T-SPOT.TB test has also been the subject of over 700 peer-reviewed publications in scientific journals including several meta-analyses. Growing clinical evidence has led to inclusion of T-SPOT.TB in important clinical guidelines.

T-SPOT.TB inclusion in clinical guidelines

Clinical guidelines, which are recommendations issued by national medical societies or public health bodies, are a driving factor in a clinician’s decision to use a specific diagnostic test. IGRAs, such as our T-SPOT.TB test, have been included in clinical guidelines for TB testing in over 40 countries, including the United States, several European countries, China and Japan. In recent years, the use of IGRAs has been increasingly recommended and our sales and marketing activities will continue to look to leverage these increasingly positive guidelines updates.

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

●

In February 2018, the CDC issued a notification informing the United States Citizenship and Immigration Services that a revised tuberculosis technical instruction would go into effect on October 1, 2018. When a test for cell-mediated immunity to TB is required, all civil surgeons must now use an FDA-approved IGRA test; performing a skin test is no longer allowed.

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

●

In May 2018, IGRAs were included in the World Health Organization’s first ever List of Essential In Vitro Diagnostics, or EDL. The EDL includes the 113 most important tests recommended by the WHO for use at various levels of the health care system. These essential diagnostics satisfy the priority health care needs of the population and were selected with due regard to disease prevalence and public health relevance, evidence of efficacy and accuracy, and comparative cost-effectiveness. 58 of the tests listed are for the detection and diagnosis of a wide range of common conditions, providing an essential package that can form the basis for screening and management of patients. The remaining 55 tests are designed for the detection, diagnosis, and monitoring of WHO key disease areas, for which there is high quality evidence – HIV, tuberculosis, or TB, malaria, hepatitis B and C, syphilis and human papilloma virus.

We believe that these guidelines, and similar national guidelines outside the United States in countries such as China, allow us to access the vast majority of the current TST market and assert the superiority of an IGRA in significant segments of the market.

T-SPOT.TB reimbursement

In the United States, we have worked with the American Medical Association, or AMA, to establish a Current Procedural Terminology, or CPT, code (86481) that is unique to T-SPOT.TB and allows laboratories to submit T-SPOT.TB for reimbursement. CPT codes are used by private payors and the Center for Medicare and Medicaid Services, or CMS, to provide reimbursement for tests.  In November 2019, the AMA reaffirmed that only T-SPOT.TB matches the description of the code and is the only test to be billed under code 86481.

Medicare reimbursement levels are important because many private payor fee schedules for clinical laboratory tests are pegged to the Medicare Clinical Laboratory Fee Schedule, or CLFS, published by CMS. The Protecting Access to Medicare Act of 2014, or PAMA, required significant changes to how CMS pays for clinical diagnostic laboratory tests under the CLFS. Starting January 1, 2018, reimbursement for most tests under the CLFS was expected to lower 10-15% annually until they equalized with the weighted median of private payor rates. CMS rates are updated periodically. This new methodology is leading to significant private and public reimbursement declines for most lab tests. T-SPOT.TB’s Medicare reimbursement was minimally impacted and will remain at $100 through 2021.

Outside the United States, we have also established reimbursement in several countries where reimbursement applies, including Japan, Switzerland, Germany, France and South Korea. Like in the U.S., reimbursement in France and Germany for T-SPOT.TB is higher than for other IGRAs based on T-SPOT.TB’s unique characteristics.

We have also established the cost-effectiveness of our test in several published studies.

T-SPOT.TB distribution, education and marketing

We currently offer globally our T-SPOT.TB test as an in vitro diagnostic kit, meaning we sell test kits and associated accessories to laboratories that perform the testing themselves. We have also established a clinical testing laboratory in the United Kingdom, where we perform our T-SPOT.TB test on samples sent to us by customers. We market our service offering under the name Oxford Diagnostic Laboratories®, or ODL®.

Our approach to each country is based on opportunity size, health systems characteristics and maturity of its programs to fight TB. We prefer to establish direct connections with end customers in the most important markets. Today, we market our T-SPOT.TB test directly in the United States, China, Japan and many countries in Europe. In these countries, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with clinicians, nurses, administrative staff, laboratories and other groups who are involved in the implementation of TB screening programs. Outside of these territories, we have contracted with distributors who market and sell our test. Our current customer base includes hospitals, commercial testing laboratories, importers and distributors.

Our goal is to educate these groups about the clinical, operational and economic benefits of switching from the TST to our T-SPOT.TB test. Our customer service staff and technical experts are also involved in the practical training of customers to perform and order our T-SPOT.TB test as well as providing ongoing customer support. In addition to these teams, we offer a diverse array of awareness-raising and educational activities, which include advertising, medical education and attendance at scientific meetings.

In the U.S., we maintain a strategic collaboration agreement with Quest to provide for close coordination between the two entities across functions such as Sales, Marketing, Medical Affairs, Customer Experience, Managed Care and Product Development. The agreement requires the development and execution of a joint annual commercial plan that includes promotional activities, education events, training, market research and analysis and customer experience. The agreement commits both organizations to executive oversight and regular review of progress on the commercial plan. Our U.S. organization also markets T-SPOT.TB to end customers not affiliated with Quest.

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

In addition, recent shortages in TST supplies have created additional impetus for transitioning from TST to IGRAs.

Other than the TST, our principal competitor is the QuantiFERON®2-TB Gold Plus test, or QFN Plus, which was approved for sale in Japan in 2018, the U.S. in 2017 and has been available in Europe since 2016. Early publications suggest similar performance characteristics between QFN Plus and its predecessor.

We have been competing with QFN Plus, or prior versions of this test, since the launch of our T-SPOT.TB test in 2004. Based on the published evidence on both tests, we believe that we have several performance advantages over QFN Plus, including:

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

We have also been successful in securing differential reimbursement for T-SPOT.TB in certain geographies, including France, Germany and the U.S. In the U.S., where we have established a unique CPT code for our test, this differential reimbursement has been maintained even following recent adjustments to the Clinical Lab Fee Schedule based upon the provisions of PAMA.

In 2019, a third IGRA, LIAISON® QuantiFERON®-TB Gold Plus was introduced.  This test is designed to work with QFN Gold Plus blood collection tubes and can be performed only on Diasorin’s Liaison XL platform.  Unlike the ELISA technology underlying the QFN Plus test, in the Liaison version the interferon-gamma quantitation is based on chemiluminescence (CLIA) technology. The U.S. package insert for the test indicates cumulative sensitivity that is 10 percentage points less than the QuantiFERON®2-TB Gold Plus test and a prospective sensitivity of 78.6%, 17 percentage points lower than T-SPOT.TB.

Our technology platforms

T-SPOT Platform. The human immune system is composed of two principal branches: cellular (T cell) immunity and humoral (B cell and antibody-based) immunity. Through our T-SPOT technology platform we can efficiently measure marker-specific T cell responses at a single cell level and thereby inform the diagnosis, prognosis and monitoring of patients with immune-regulated conditions. We believe these areas are attractive because they involve large patient populations and chronic conditions that present the opportunity for both initial diagnosis and additional testing to monitor the conditions.

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

T-Cell Select Platform.  T-Cell Select is proprietary platform for separating and purifying immune cells by isolating mononuclear immune cells using a magnetic bead cell separation system.  While currently used in conjunction with T-SPOT.TB, this platform has broader relevance for functional immune measurement applications that require the preparation of a highly purified sample of immune cells.

2 QuantiFERON® is a registered trademark of Qiagen N.V.

Pipeline

We have a number of capabilities that can be leveraged in developing and commercializing products. We have a proven track record of running multi-center clinical trials, changing guidelines and establishing reimbursement, capabilities that are important to commercial success of diagnostic products. We have the experience and capability to gain regulatory clearance to manufacture and sell products meeting the regulatory requirements of numerous countries around the world. This, combined with our global sales and marketing infrastructure, which includes sales and marketing teams on three continents, and a laboratory in the United Kingdom allows us to generate revenues in a large number of countries. These capabilities are an attractive channel for commercializing enhancements to our existing offering and new products.

Our development programs are primarily focused on enhancing our T-SPOT.TB test offering, including advancing our T-Cell Select platform. We are developing multiple product enhancements that can add additional clinical utility to our test and further improve test workflow and automation. We believe these enhancements will also serve to increase the barriers to entry in both the U.S. and outside the U.S.

We have also developed an immune monitoring test for cytomegalovirus, or CMV, based on our core T-SPOT technology. This T-SPOT.CMV test is designed for the quantification of effector T cells that respond to stimulation by antigens specific for CMV and has applicability for monitoring CMV-seropositive response in transplant recipients at different time-points post-transplantation. We are gathering further evidence on the performance of this test in clinical studies and pilot usage prior to planning further commercialization and launch activities.

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

The intellectual property relating to our T-SPOT.TB test that we own or license includes 6 issued U.S. patents and 9 issued patents in other jurisdictions, as well as registered trademarks, proprietary manufacturing processes and protocols, and proprietary methods directed towards achieving rapid throughput in assay performance.

We believe that ESAT-6 and CFP-10 are the most important TB-specific antigens and we include peptides from both of these antigens separately in our T-SPOT.TB test. Certain patent rights we own or in-license have claims directed to the use of CFP-10 to detect Mycobacterium tuberculosis infection. We also believe that using an ELISPOT technique for an IGRA enhances its accuracy and suitability for use in testing individuals with compromised immune systems. Our T-SPOT.TB test employs this technique.

The inventions claimed in our patents relating to methods for storing and purifying cells from whole blood samples may also have applications in relation to other diseases, conditions or situations where blood samples cannot be tested soon after the blood draw. This proprietary method is a core part of the T-SPOT technology as it improves the stability of stored blood enabling the overnight shipment of blood samples. The patents covering these inventions expire in 2027 (outside of the U.S.) and 2028 (U.S.).

We have acquired a patent family relating to additional TB antigens, which has issued a patent in the U.S. and has applications pending in 3 other jurisdictions. The expected expiration date for the U.S. patent is August 2035.

We also have licensed certain patents related to the detection of antibody-secreting B cells specific for HLA. The last expected expiration date for the licensed patents is April 2036. Additionally we own a patent family, with applications pending in 4 jurisdictions, related to monitoring immune status. We can give no assurance that any of our current or future research and development programs will result in the development and validation of any diagnostic test that leverages any of these patents or patent applications or otherwise.

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

Tuberculosis related patents

In 2013, we entered into an assignment agreement with Oxford University Innovation Ltd., or Oxford Innovation, formerly known as Isis Innovation Limited, pursuant to which various patents we previously licensed from Oxford Innovation were assigned to us. We have ongoing obligations under the assignment agreement to make payments to Oxford Innovation until the patents expire and to continue to extend license rights to Oxford University, its employees, students, agents and appointees to use the technology for academic and research purposes. Our rights under the patents are subject to various grants of license rights, including (i) a license back to Oxford Innovation to maintain a pre-existing license for research use only, (ii) a pre-existing grant to a third party of non-exclusive rights under the patents covering a field of two infectious diseases, and (iii) a pre-existing grant to a third party of non-exclusive rights under the patents limited to the licensee’s internal use to monitor vaccine response.

The amount we paid to Oxford Innovation for our royalty obligation is equal to a royalty rate in the low single digits. Our aggregate royalty obligation payments to Oxford Innovation through December 31, 2019 have been $4.1 million. Our royalty obligations to Oxford Innovation ceased in December 2019, at which time there was no valid patent claims still in force covering licensed products or assays.

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

We must make semi-annual royalty payments to Rutgers. Although the agreement contains minimum royalty obligations, the amount of royalties due based on our actual sales utilizing the licensed patents has exceeded the minimum for a number of years and we expect our royalties on actual sales will continue to exceed the minimum for the duration of our royalty obligations. We pay a royalty rate in the low single digits. Our aggregate payments to Rutgers through December 31, 2019 for signing fees, annual fees, milestones and royalties, including minimum royalties, have been $3.8 million. Our royalty obligations to Rutgers will cease in July 2020, at which time there will be no valid patent claims still in force covering licensed products or assays. Previously, we made a number of other payments to Rutgers for license issue fees, annual license fees and milestone payments. No such future payments are required under the license.

Trademarks and other protection

The trademarks we employ in our business include T-SPOT, T-Cell Xtend, T-Cell Select, ODL, Oxford Diagnostic Laboratories, and the laboratory logo and the Oxford Immunotec logo. We have obtained registrations in the United States for T-SPOT, T-Cell Xtend, Oxford Diagnostic Laboratories, and the Oxford Immunotec logo. We have also obtained registrations for certain of these trademarks in other jurisdictions, including the United Kingdom, the European Community, Japan and China. We have also secured numerous internet domain name registrations.

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

Manufacturing and laboratory facilities

Our tests are generally manufactured by us from materials we obtain from a limited number of suppliers. We manufacture our T-SPOT.TB test at our U.K. corporate headquarters in Abingdon, England.

Our lease for a new facility in Abingdon, England, or the 143 Park Drive lease, will allow us to combine our manufacturing, laboratory, storage and office operations into a single facility.

In connection with the sale of our U.S. Laboratory Services Business to Quest, we entered into a sublease with Quest for warehousing and office space in Norwood, Massachusetts.

For a detailed description of our manufacturing and laboratory facilities, please refer to Item 2. Properties of this Annual Report.

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

The purchase agreement continues until terminated by either party on 12 months' notice or by providing written notice to the other in the event of a material uncured breach by the other party, a liquidation, insolvency, or bankruptcy proceeding involving the other party or cessation in trading by the other party.

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

MicroCoat Biotechnologie GmbH. Pursuant to our 2010 supply agreement with MicroCoat Biotechnologie GmbH, or MicroCoat, which was amended in 2016 and 2017, MicroCoat performs antibody coating on membrane plates using plates and antibodies we supply. Under the supply agreement, we provide rolling forecasts of our anticipated purchases and portions of those forecasts become binding orders. We receive pricing discounts based on the size of our orders. These antibody-coated plates are a component of tests using our T-SPOT technology.

The initial term of the agreement expired on December 31, 2019. However, the agreement is now subject to automatic renewal for additional one-year periods in the absence of specified notice by either party. Each party has the right to terminate in the event of a material uncured breach by the other party, or in the event of a bankruptcy or insolvency proceeding involving the other party.

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

Life Technologies Corporation. We entered into a supply and reseller agreement with Life Technologies Corporation, or Life Tech, in 2013, amended in 2014, 2016 and 2017, which expired on December 31, 2018. In January 2019, we entered into an amended and restated supply and reseller agreement with Life Tech, which expired on December 31, 2019. In November 2019, we entered into an amended and restated supply and reseller agreement with Life Tech, which will expire on December 31, 2022. Pursuant to the amended and restated supply and reseller agreement with Life Tech, we purchase and resell a product that can be used in performing assays using our T-SPOT technology. We have a minimum annual purchase obligation under the agreement, as well as obligations to purchase certain amounts based on our rolling forecasts of anticipated purchases. Either party may terminate for a material uncured breach, the insolvency or bankruptcy of the other party, if one of our twelve-month forecasts does not reflect any anticipated purchases of product or if we purchase no product during a consecutive twelve-month period.

Key customer relationships

Our customers include independent laboratories, large hospital systems and public and private institutions. Our customer relationships also include our distributors outside of the U.S. We believe our relationships with Quest and with two of our distributors are key customer relationships.

Quest Diagnostics, Incorporated. We have a supply agreement with Quest, which was made as of the closing of the sale of our U.S. Laboratory service business to Quest. Pursuant to the supply agreement, we sell T-SPOT.TB kits and certain accessories to Quest. The agreement expires on November 6, 2025. Each party may terminate the supply agreement for a material uncured breach or in any event of bankruptcy or an equivalent winding up of the other party’s business.

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

Shanghai Fosun Long March Medical Science Co. Ltd. We had a distribution agreement with Shanghai Fosun Long March Medical Science Co. Ltd., or Fosun, pursuant to which Fosun distributed our TB-related products in China. Under the distribution agreement, Fosun served as our exclusive distributor in a territory consisting of the People’s Republic of China, including Macau Special Administrative Regions, and also served as our non-exclusive distributor in Hong Kong. The relationship with Fosun was terminated in the third quarter of 2019. In December 2019, the Company entered into a new non-exclusive distribution agreement with Shanghai Pharmaceutical Co., Ltd., or Shanghai Pharma (see below).

Shanghai Pharma. We sell our T-SPOT.TB test to a Chinese importer and distributor, Shanghai Pharma. This is a non-exclusive agreement for Shanghai Pharma to import, warehouse and distribute our T-SPOT.TB test kits and related accessories to sub-distributors and direct customers in China. The agreement with Shanghai Pharma was signed on December 24, 2019, with a term of three years. Shanghai Pharma receives a flat percentage of the import value of our T-SPOT.TB test for its services.

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

The information that must be submitted to the FDA to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling and adherence to the FDA’s quality system regulation, which establishes device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to these requirements as well as to premarket approval. Most Class I devices are exempt from premarket submissions to the FDA; most Class II devices require the submission of a 510(k) premarket notification to the FDA; and Class III devices require submission of a PMA application. Our T-SPOT.TB test is a Class III device. We have other Class II devices that have received 510(k) clearance from FDA that we acquired through our acquisition of Immunetics, Inc., or Immunetics.

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

FDA regulations also govern, among other things, the preclinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices and biological products. In addition to compliance with good manufacturing practices and product reporting requirements, we are required to comply with the FDCA’s general controls, including establishment registration, device listing and labeling requirements. If we fail to comply with any requirements under the FDCA, we could be subject to, among other things, fines, injunctions, civil penalties, recalls or product corrections, total or partial suspension of production, denial of premarket notification clearance or approval of products, rescission or withdrawal of clearances and approvals and criminal prosecution. We cannot assure you that any final FDA policy, once issued, or future laws and regulations concerning the manufacture or marketing of medical devices will not increase the cost and time to market of new or existing tests. If we fail to comply with these FDA regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA.

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

Outside of the European Union, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of IVD medical devices prior to granting marketing approval. For example, in China, approval by the NMPA must be obtained prior to marketing an IVD medical device. In Japan, approval by the MHLW following review by the Pharmaceuticals and Medical Devices Agency, or the PMDA is required prior to marketing an IVD. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter and/or less costly. The timeline for the introduction of new IVD medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become more lengthy and costly over time.

Our T-SPOT.TB test has been approved for sale in over 50 countries, including in the U.K., and in Europe, Japan and China. Our T-SPOT.TB test obtained a CE mark in 2004 and MHLW approval in Japan in 2012. In China, we obtained NMPA approval in 2010, re-registration in 2014 and applied for re-registration in April 2019. At the time of the filing of this Annual Report, we have not received a decision on our application. Our T-SPOT.CMV test obtained a CE mark in 2015.

United Kingdom’s Vote to Leave the European Union

The withdrawal of the United Kingdom from the E.U., commonly referred to as “Brexit,” took effect on January 31, 2020. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to E.U. markets either during a transitional period or more permanently. Since a significant proportion of the regulatory framework in the United Kingdom is derived from E.U. directives and regulations, the regulatory regime applicable to products approved and sold in the United Kingdom could materially change after the end of the transition period, currently anticipated to be December 31, 2020. It is possible that there will be greater restrictions on imports and exports between the United Kingdom, the E.U. and other countries, increased regulatory complexities, and economic and political uncertainty in the region. Because of the continued uncertainty about the effects of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business, financial condition, and results of operations. For more information on the uncertainty surrounding Brexit, see Item 1A, “Risk Factors” in this Annual Report.

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

If we or our operations are found to be in violation of HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, or their implementing regulations, we may be subject to penalties, including civil and criminal penalties, fines, and exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. HITECH increased the civil and criminal penalties that may be imposed against Covered Entities, their Business Associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

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

Anti-Corruption

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits companies and certain representatives acting on their behalf from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official, political party, party official, candidate for public office, or official of a public international organization in order to improperly influence an official act or decision or secure an improper advantage. The term “anything of value” is not defined in the FCPA and has been broadly interpreted to include cash and cash equivalents, gifts, discounts, hospitality at sporting events, offers of internships or jobs, and other benefits. In addition, the scope of non-U.S. government officials covered by the FCPA is broad and can include interactions with certain healthcare professionals in many countries. We are also subject to the FCPA’s accounting provisions. These provisions require us to keep accurate books and records and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances of management’s control, authority, and responsibility over the company’s assets.

Additionally, we are subject to anti-corruption laws of other countries, including the U.K. Bribery Act of 2010, or Bribery Act, where we do business.

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

U.S. health care reform

In March 2010, the U.S. Patient Protection and Affordable Care Act, or the PPACA was enacted, which included measures that significantly changed the way healthcare is financed by both governmental and private insurers. Changes were made to the PPACA as part of the Tax Cuts and Jobs Act of 2017 to remove certain parts of the original legislation and the current Congress continues to make efforts to repeal and/or replace the PPACA. The Physician Payment Sunshine Act, enacted as part of PPACA, has not been repealed and requires medical device manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers are required to report this information to CMS. Various states have also implemented regulations prohibiting certain financial interactions with healthcare professionals and/or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.

In December 2019, the U.S. Congress permanently repealed the 2.3% medical device excise tax, originally enacted as part of the Affordable Care Act in 2013.

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

Employees

As of December 31, 2019, we had 243 employees. None of our employees is covered under a labor union. However, we have one employee in France and one employee in Italy who are covered under collective bargaining agreements. We have not experienced any work stoppages and we believe our employee relations are good.

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

Available information

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC may be obtained through the investor section of our website at www.oxfordimmunotec.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. Also, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Corporate information

Oxford Immunotec Global PLC was incorporated in England and Wales in 2013. Our principal executive offices are located at 94C Innovation Drive, Milton Park, Abingdon, OX14 4RZ, United Kingdom, and our telephone number is +44 (0) 1235 442 780. Our internet website is www.oxfordimmunotec.com. The information on, or that can be accessed through, our website is not part of this Annual Report.

Item 1A. Risk Factors

Risks related to our business and our industry.

We have a history of losses and we cannot be certain that we will achieve or sustain profitability.

We have a history of losses and may continue to incur losses from continuing operations. For the fiscal years ended December 31, 2019 and 2018, we had income (losses) from continuing operations of ($1.3) million and $12.5 million, respectively, and we had an accumulated deficit at December 31, 2019 of $84.0 million. Substantially all of our operating losses in these periods resulted from costs incurred in connection with sales and marketing of our products, general and administrative costs associated with our operations and our research and development programs. Since the sale of our U.S. Laboratory Services Business to Quest, we have concentrated on reducing overhead costs and refocusing our business on the sale of T-SPOT.TB test kits. Because of the numerous risks and uncertainties associated with developing and commercializing diagnostic products, we cannot be certain that we will achieve or sustain certain profitability measures. Our ability to generate profits on sales of our products is subject to market acceptance in market segments we currently serve, as well as in new market segments and new geographies, and our ability to obtain regulatory body clearance to market any of our products. In addition, we may be compelled to sell our products at lower prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally. Any price erosion would impede our ability to generate revenue. If we are unable to generate sufficient revenue, we will not become profitable and may be unable to continue operations without continued funding.

We are currently heavily dependent on the successful further commercialization of our T-SPOT.TB test and, if we encounter delays or difficulties in the further commercialization of this product, both in the U.S. and abroad, our business could be harmed.

Our future success is heavily dependent upon the successful further commercialization of our T-SPOT.TB test. We generate our revenue mainly from sales associated with our T-SPOT.TB test via our direct sales force and through distributors. There is no assurance that we will continue to generate revenues from our T-SPOT.TB test, or any products under development, in the future. Our business could be materially harmed if we encounter difficulties in the further commercialization of our products, including, among others:

●	failure to achieve sufficient market acceptance by hospitals and public health departments as well as physicians, third-party payors and others in the medical community;
●	the inability to compete with other diagnostic methods, including the TST;
●	the inability to maintain and expand our sales, marketing and distribution networks;
●	the inability to manage anticipated growth;
●	the inability to obtain and/or maintain necessary regulatory approvals; and
●	the inability to effectively protect our intellectual property.

Our further commercialization of our products outside of the U.S. is subject to additional risks. For example, China's NMPA requires that companies re-register their product every five years. Consistent with NMPA re-registration requirements, in 2014 we secured re-registration of our test, which was effective until December 2019. We applied for re-registration in April 2019. However, at the time of the filing of this Annual Report, we have not received a decision on our application. If there is a significant delay in us receiving the re-registration of our T-SPOT.TB test in China, or we do not receive re-registration at all, our business could be materially harmed. Other examples of risks related to international business markets include:

●	different regulatory requirements for product approvals and re-approvals in foreign countries;
●	more restrictive privacy laws relating to personal information of end users and employees, including the General Data Protection Regulation;
●	reduced protection for our intellectual property rights in foreign countries;
●	unexpected changes in tariffs, trade barriers, sanctions and regulatory requirements;
●	different reimbursement systems;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	regulations that would apply to activities in such foreign jurisdictions, such as the U.S. Foreign Corrupt Practices Act;
●	foreign taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, public health crises and other catastrophic events.

If we encounter delays or difficulties in the further commercialization of our products due to the factors noted above, both in the U.S. and abroad, our business and financial results may be adversely affected.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and financial results may be adversely affected.

Further development and commercialization of our T-SPOT.TB test and other diagnostic product candidates will require us to expand our sales, marketing and distribution networks. We may not be able to attract the right candidates for new roles in the Company required to meet such growth. Such growth may place significant strains on our management and our internal systems and processes, as well as potentially those of our suppliers, and if we cannot effectively manage expanding operations and costs, we may not be able to continue to grow or we may grow at a slower pace and our business and financial results could be adversely affected.

Our business, financial condition and results of operations will depend on the market acceptance and increased demand of our products by hospitals and public health departments, as well as physicians and others in the medical community.

Our future success depends on our products gaining sufficient market acceptance by hospitals and public health departments. If our products do not achieve an adequate level of acceptance by such customer groups, we may not generate enough revenue to become profitable. For example, the degree of market acceptance of our T-SPOT.TB product will depend on a number of factors, including:

●	clinical guidelines relative to the screening for, and diagnosis and monitoring of, TB infection;
●	the efficacy and potential advantages of our T-SPOT.TB test over alternative tests;
●	the willingness of our target customers to accept and adopt our products;
●	the availability of reimbursement, or other funding mechanisms to pay for our products;
●	the ability to offer attractive pricing for our products;
●	the strength of marketing and distribution support and the timing of market introduction of competitive products;
●	the ability to offer automation solutions that meet customer needs; and
●	outcomes from clinical studies and other publicity concerning our products or competing products.

Our efforts to educate physicians and other members of the medical community on the benefits of our products may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors. In particular, continuing to gain market acceptance for our products in nascent markets could be challenging. In certain markets, including, for example, Japan and China, our potential for future growth is difficult to forecast. If we were to incorrectly forecast our ability to penetrate these markets, expenditures that we make may not result in the benefits that we expect, which could harm our results of operations. Additionally, if we lose any of our customers due to significant delays in our ability to obtain re-registration of our T.SPOT.TB test in China, our results of operations could be materially and adversely affected.

In the event that our products are the subject of guidelines, clinical studies or scientific publications that are unhelpful or damaging, or otherwise call into question the benefits of our products, we may have difficulty in convincing prospective customers to adopt our test. Moreover, the perception by the investment community or shareholders that recommendations, guidelines or studies will result in decreased use of our products could adversely affect the prevailing market price for our ordinary shares. Similar challenges apply to all of the products in our pipeline.

The success of our T-SPOT.TB test depends on the continued demand for diagnostic products for tuberculosis.

Even if we achieve market acceptance, our success will depend on continued demand for diagnostic products for tuberculosis. Tuberculosis screening policies could change such that tests are conducted less frequently or in fewer instances. For example, healthcare institutions facing increased cost control requirements could determine to reduce employee testing. In addition, various institutions or governing bodies may decide that the incidence of TB has dropped sufficiently within their screening population so as to permit reduced testing (e.g., U.S. healthcare personnel screening guidelines were updated in 2019 to change annual screening from an institution-based risk approach to an individual-based risk based approach which reduced the total number of health care personnel screened annually). Changes to immigration policies and policies relating to resettlement of refugees, as well as other policy changes may substantially reduce testing in the markets we serve and could have a material and adverse effect on our business.

New market opportunities may not develop as quickly as we expect, limiting our ability to market and sell our products successfully.

We intend to take steps to continue to increase the presence of our products in new markets both in the United States and internationally. We intend to expand our sales force globally and establish additional distributor relationships outside of our direct markets to better access international markets. We believe these opportunities will take substantial time to develop or mature, however, and we cannot be certain that these market opportunities will develop as we expect. The future growth and success of our products in these markets depends on many factors beyond our control, including recognition and acceptance by the scientific community in that market and the prevalence and costs of competing methods of tuberculosis screening. If the markets for our products do not develop as we expect, our business may be adversely affected.

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

The clinical diagnostics market is highly competitive, and we must be able to compete effectively against existing and future competitors in order to be successful. In selling our T-SPOT.TB test, we compete primarily with existing diagnostic technologies, particularly the TST, which is widely used as a test for TB infection. An additional competitor is the QFN Plus test, which employs a different IGRA method for detecting tuberculosis infection, and there are also other smaller IGRA manufacturers. If we are unable to differentiate our diagnostic tests from those of our competitors, our business may be materially and adversely affected. Improvements in competing technologies or the development of new technologies for diagnosing tuberculosis and the introduction of products that compete with our T-SPOT.TB test could adversely impact our ability to sell our T-SPOT.TB test or the sales price of the test. This could impact our ability to market our test and/or secure a distribution partner, both of which could have a substantial impact on the value of our T-SPOT.TB test and our sales volume.

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

Among the many experimental diagnostics being developed around the world, there may be diagnostics unknown to us that may compete with our products. Many of our potential competitors have much greater capital resources, manufacturing, research and development resources and production facilities than we do. Competitors with greater resources may be able to offer tests and/or services at prices at which we are unable to compete and more quickly develop improvements than we are. Many of them may also have more experience than we have in preclinical testing and clinical trials of new diagnostic tests.

The markets for our products are subject to changing technology, new product introductions, automation, product enhancements and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete or result in short product life cycles or our inability to sell our products without offering a significant discount.

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

We sell our products through our own sales force in the United States, certain European countries and Japan and we sell through distributors in other parts of the world such as in China. Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent distributors. We expect our direct sales representatives and independent distributors to develop long-lasting relationships with the providers they serve. If our direct sales representatives or independent distributors fail to adequately promote, market and sell our product, our sales could significantly decrease.

We face significant challenges and risks in managing our geographically dispersed sales and distribution network and retaining the individuals who make up that network. If a substantial number of our direct sales representatives were to leave us within a short period of time, or if a substantial number of our independent distributors were to cease to do business with us within a short period of time, our sales could be adversely affected. If any significant independent distributor or strategic commercial partner were to cease to distribute our product, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our direct sales representatives, which may not prevent our sales from being adversely affected. If a direct sales representative or independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit additional qualified independent distributors or to hire additional qualified direct sales representatives to work with us. We may also not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or independent distributors would prevent us from expanding our business and generating sales. See “Certain of our customers account for a significant portion of our revenue.”

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

CMS establishes reimbursement payment levels and coverage rules for Medicare, which are often emulated by commercial payors. Medicare currently covers our T-SPOT.TB test under CPT code 86481. The Protecting Access to Medicare Act, or PAMA, included extensive revisions to the Medicare payment, coding, and coverage requirements for clinical diagnostic laboratory tests. The PAMA induced rate changes to the clinical laboratory fee schedule, or the CLFS, did not materially affect payment rates for CPT code 86481. Per the final payment rates and supporting documentation for the CLFS payment system published by CMS in late 2017 and updated in late 2019, CMS reimbursement for CPT code 86481 is expected to be $100 in years 2020 and 2021. We cannot predict expected reimbursement rates for CPT code 86481 in years beyond 2021. If CMS were to impart significant reductions in payment amounts or eliminate coverage altogether, our ability to generate customer interest for our diagnostic test could be limited.

Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may harm the demand and reimbursement available for our T-SPOT.TB test, which in turn, could harm our product pricing and sales. If our customers are not adequately reimbursed for our T-SPOT.TB test, they may reduce or discontinue purchases of our product, which would cause our revenues to decline.

In addition, state Medicaid plans and private commercial payors establish their own rates and coverage rules. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our tests to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. Even if one or more third-party payors decides to reimburse for our tests, that payor may reduce utilization or stop or lower payment at any time, which could reduce our revenue. We cannot predict whether or when third-party payors will cover our tests or offer adequate reimbursement to make them commercially attractive. Clinicians may decide not to order our tests if inadequate third-party payments result in additional costs to the patient.

We are also subject to foreign reimbursement and payment rules in the international markets we serve, including China, Japan, Switzerland, Germany, France, the U.K. and South Korea. Decisions by government funding bodies, health insurers or other third-party payors in these markets not to cover our tests, or to discontinue reimbursement, or governmental limitations on price could materially and adversely affect our business.

Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenue, cash flow and profitability.

We currently rely in part, and may in the future more heavily rely, on obtaining third-party payment or reimbursement for our test. Our customers receive payment from individual patients and from a variety of payors, such as commercial insurance carriers, including managed care organizations, and government health care programs, primarily Medicare and Medicaid in the United States. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.

Among the factors complicating billing of, and obtaining payment through, third-party payors are:

●	disputes among payors as to which party is responsible for payment;
●	disparity in coverage among various payors;
●	disparity in information and billing requirements among payors;
●	incorrect or missing billing information, which is required to be provided by the ordering physician; and
●	payments may be sent directly to patients rather than to our customers.

These billing complexities, and the related uncertainty in obtaining payment for our tests, could negatively affect our customers' ability to get paid for our test and, by extension, our revenue, cash flow and profitability.

We depend upon a limited number of suppliers and certain components of our products may only be available from a sole source or limited number of suppliers.

Our tests are generally assembled by us from supplies we obtain from a limited number of suppliers. Critical components required to assemble our tests may only be available from a sole or limited number of component suppliers. For example, we source key components of our T-SPOT.TB test from Millipore (UK) Ltd., StemCell Technologies, Inc., Mabtech AB, MicroCoat Biotechnologie GmbH and Life Technologies Corporation, any of whom would be difficult to replace. Even if the key components that we source are available from other parties, the time and effort involved in obtaining any necessary regulatory approvals for substitutes could impede our ability to replace such components timely or at all. The loss of a sole or key supplier would impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results and negatively impact our reputation. Our business would also be harmed if any of our suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

Certain of our customers account for a significant portion of our revenue.

We sell our products through a direct sales force in the United States, certain European countries and Japan. In Japan, while we maintain end-user relationships through our direct sales force, we sell through a single importer of record, Riken. In other parts of the world, we sell through distributors. For example, in China, in addition to our own sales force, we have a non-exclusive distributor arrangement with Shanghai Pharma. For the year ended December 31, 2019, sales to Fosun, our previous distributor in China, and through Shanghai Pharma, together accounted for 30% of our total revenue, and Riken accounted for 15% of our total revenue. In connection with the Transaction, we entered into a supply agreement pursuant to which we agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories. Additionally, we entered into a strategic collaboration agreement with Quest to drive continued growth of T.SPOT.TB testing in the U.S. As a result, Quest, which has its own sales force that sells our T-SPOT.TB test along with other products, has become a significant customer in the U.S. and accounted for a majority of our U.S. revenues for the year ended December 31, 2019. In the event that any of these customers or any other significant customer substantially reduces its purchases of our products, particularly if this occurs without adequate advance notice to enable us to secure alternate importation or distribution arrangements, or if we lose any of these customers or distributors due to significant delays in our ability to obtain re-registration of our T.SPOT.TB test in China, our results of operations could be materially and adversely affected.

We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacture and assembly of our products that would result in delays or shortfalls in our production. Our suppliers may also face similar delays or shortfalls. In addition, our or our suppliers’ production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our product, reduce our product margin and adversely impact our business. If we are unable to keep up with demand for our product by successfully manufacturing and shipping our product in a timely manner, our revenue could be impaired, market acceptance for our product could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products would require developing specific production processes for those products. Developing such processes could be time consuming, and any unexpected difficulty in doing so can delay the introduction of a product.

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

As of December 31, 2019, we maintain insurance coverage totaling $23.7 million against damage to our property and equipment and an additional $43.5 million to cover business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, however, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses. Even if we cover our losses, our business, financial results and reputation could be materially harmed.

We have significant global sales and operations and face risks related to health epidemics that could impact our revenue.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by the novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments, particularly in countries that provide a high contribution to our global sales or that supply raw materials that we use in our products, could have a material and adverse effect on our business operations. For example, the novel coronavirus has had a negative sales impact on our products in China due to disruptions or restrictions on our or our distributors' ability to travel, to market or to distribute our products, as well as temporary closures of our facilities or the facilities of our customers or suppliers and their contract manufacturers. In addition, our staff could become infected and inhibited in the execution of their roles. Any such disruption of our staff, our distributors, our customers or our suppliers and their contract manufacturers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could divert medical resources and priorities toward the treatment of that disease. Further, such an outbreak could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products both in the U.S. and abroad, and likely materially impact our results of operations and financial condition.

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

Our business relies heavily on our operations outside the United States. For the year ended December 31, 2019, 67% of our total revenue was derived from sales outside the United States. Because we currently operate in three major regions of the world (the United States, Europe and rest of world, or Europe and ROW, and Asia), our revenue is denominated in multiple currencies. Sales in the United States are denominated in U.S. dollars. Sales in China are denominated in U.S. dollars and in Yuan and sales in Japan are denominated in Yen but, in each case, these sales are made by our U.K.-based legal entity where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. dollars when we consolidate our financial statements. Sales in Europe are denominated primarily in the Pound Sterling and Euro. As we grow Europe and ROW sales outside the United Kingdom and the European Union countries, or the Euro Zone, whose currency is the Euro, we will be subject to exchange rate risk from additional currencies. As a result, our exchange rate exposure may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in currency exchange rates or the degree to which we can effectively mitigate these risks.

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

Continued uncertainty arising from global political events, such as the United Kingdom’s withdrawal from the European Union, could adversely affect our ability to conduct business and our results of operations.

On June 23, 2016, the U.K. held a non-binding referendum, in which voters approved an exit from the European Union, or E.U., commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Treaty of the European Union, which formally initiated the withdrawal procedure. The timing of the proposed withdrawal was initially scheduled for March 29, 2019. That deadline was subsequently extended to up until January 31, 2020. The European Union (Withdrawal Agreement Bill) was passed after the third reading (including any amendments thereto) by both Houses, and received Royal Assent on January 23, 2020. After ratification by the European Council on behalf of the E.U., it officially entered into force at 11 p.m. GMT on January 31, 2020.  Brexit took effect at that time and the withdrawal process was complete.

A transitional period commenced on the withdrawal agreement becoming effective and will end on December 31, 2020.  During this period, the U.K. will continue to apply E.U. laws but it will no longer be represented in the E.U. institutions. The transition period can be extended once for a period of up to one or two years, if both sides agree to this before July 1, 2020.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. and other markets either during the transitional period or more permanently. Since a significant proportion of the regulatory framework in the U.K. is derived from E.U. directives and regulations, Brexit could materially change the regulatory regime applicable to products approved and sold in the U.K. It is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries, increased regulatory complexities, and economic and political uncertainty in the region. Because of the continued uncertainty about the effects and implementation of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business, financial condition, and results of operations.

Brexit may affect European and worldwide economic or market conditions, which could lead to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition, and results of operations.

Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of the E.U., it may have a material adverse effect on our operations and sales. Although it is unknown what the terms of the U.K.’s future relationship with the E.U. will be at this time, it is possible that there will be greater restrictions on trade between the U.K. and E.U. countries as well as increased regulatory complexities. These changes may adversely affect our operations and financial results. Brexit has also caused significant volatility in global currency markets. The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and impact the purchasing power of our non-U.S. currency customers, causing them to decrease or cancel orders or default on payment. Any global political uncertainty similar to the Brexit referendum could similarly harm our ability to conduct our business and our results of operations.

Changes in tax laws and international trade relations may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policies relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. As an example, recent tax reforms in the U.S. have resulted in significant changes to preexisting U.S. tax rules and regulations. These changes may trigger an adverse effect on our business, financial condition and results of operations.

Additionally, the U.S. government may seek to implement more protective trade measures with countries in which we conduct business, which has introduced a great deal of uncertainty regarding trade policies, tariffs and government regulations, which if altered could have the potential to create a significant adverse effect on trade between the U.S. and other countries. Overall, changes in international trade relations, such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our costs, the ability to make sales to any of our significant customers in other countries, and reduce the competitiveness of our products.

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

Write-offs related to the impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets, may adversely impact our results of operations.

We have in the past and may in the future need to take write-offs as a result of impairments to certain of our long-lived assets. For example, in the fourth quarter of 2018, due to the Company’s change in focus following the Transaction, we recorded a non-cash impairment charge of $879,000 to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Immunetics. In the third quarter of 2017, due to increased competition in the molecular blood donor screening market for Babesia microti, we recorded a non-cash impairment charge of $11.1 million to write-off certain intangible assets acquired in conjunction with the 2016 acquisition of Imugen, Inc., or Imugen. Additionally, in the fourth quarter of 2017, due to a mid-February complete response letter, or CRL, from FDA regarding the Company’s fourth quarter 2017 submissions in relation to its biological license applications, or BLAs, for the Immunetics Babesia microti blood donor screening assay, the Company recorded an impairment charge of $7.2 million to write-off the related intangible assets.

We may incur additional non-cash charges related to impairments of our long-lived assets, including $2.5 million of goodwill. We are required to perform periodic impairment reviews of these assets at least annually. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value of the assets. Any such write-downs could adversely impact our operating results.

Our business could suffer if we lose the services of, or are unable to attract and retain, key members of our senior management, key advisors or other personnel.

We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. In particular, we are highly dependent on the skills and leadership of our Chief Executive Officer, Dr. Peter Wrighton-Smith, and the other members of management. The loss of any one of these individuals, without adequate time to find a suitable replacement, could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical, sales, marketing and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Although all members of our senior management team have entered into agreements that restrict their ability to compete with us for a period of time after the end of their employment, we may be unable to enforce such restrictive covenants at all or for a sufficient duration of time to prevent members of our management team from competing with us.

We may require substantial additional capital resources to fund our operations. We may not be able to obtain additional capital resources on favorable terms and if we cannot find additional capital resources, we may have difficulty operating our business. Raising additional capital may also cause dilution to our existing shareholders.

As of December 31, 2019, we had cash and cash equivalents of $181.3 million and working capital (total current assets less total current liabilities) of $202.1 million. While we anticipate that our current cash, cash equivalents and cash generated from operations will be sufficient to meet our projected operating plans for at least the next 12 months, we may require additional funds, either through additional equity or debt financings, strategic collaboration agreements, sale of assets or from other sources. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. Further, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Our future capital requirements will depend on many factors, including revenue generated from the sale of our products, margins, operating expenses and our ability to control costs associated with our operations, and the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights. The availability of additional capital will also depend on many factors, including the market price of our ordinary shares and the availability and cost of additional equity capital from existing and potential new investors, our ability to retain the listing of our ordinary shares on The Nasdaq Global Market and general economic and industry conditions affecting the availability and cost of capital.

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

As of December 31, 2019, our available U.S. federal net operating losses, or NOLs, totaled $54.3 million and U.S. state loss carryforwards totaled $40.5 million. The amount of these NOLs remains subject to review and possible adjustment by the Internal Revenue Service and state revenue authorities, as applicable. NOLs may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant shareholders (or certain shareholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic NOLs that can be utilized annually to offset future taxable income. The amount of this annual limitation is determined based on our value immediately prior to the ownership change. We have completed several financings since our inception that may have resulted in one or more ownership changes under this definition. If we are deemed to have undergone an ownership change by virtue of these transactions, we may not be able to utilize a material portion of our NOLs even if we attain profitability. Future changes in our share ownership, some of which are outside of our control, could result in additional ownership changes for purposes of these rules. We are unable to predict future ownership changes or the way an ownership change could limit the use of our NOLs. In addition, recent changes to U.S. tax laws could negatively affect our ability to use net operating losses to offset future taxable income.

The failure to successfully maintain the adequacy of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report. Section 404 also requires our independent registered public accounting firm to report on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting. If we fail to maintain effective internal controls, including remediating any material weaknesses or deficiencies in our internal controls, as such standards are modified, supplemented or amended in the future, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows.

We previously identified a material weakness in our internal control over financial reporting. We may identify further material weaknesses in our internal control over financial reporting for future fiscal years. If we do not remediate material weaknesses or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Our management previously identified a deficiency that was concluded to represent a material weakness in our internal control over financial reporting relating to tax accounting, primarily as a result of a lack of necessary corporate tax resources and ineffective execution of the review of the tax provision and the deferred tax roll-forward. The SEC defines the term “material weakness” as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.” This finding relates to our internal control infrastructure as of December 31, 2018 where we did not design or maintain effective or sufficient processes to address the complexity introduced to our financial statements as a result of the sale of our U.S. laboratory service business to Quest.

To remediate the material weakness in our internal controls over financial reporting, we reassessed the design of our tax review controls to identify areas where enhanced precision will help detect and prevent material misstatements, which led to us strengthening our tax accounting review procedures and consulting with experienced tax accounting professionals with the skills, training, and knowledge to assist us in the review of more technical or complex tax matters.

While we have remediated the previously identified material weakness, we may discover future deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us or subsequent testing by our independent registered public accounting firm. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies and cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.

Risks related to regulatory and other legal issues.

If we fail to comply with extensive regulations of domestic and international regulatory authorities, sales of our products in new markets and the development and commercialization of any new product candidates could be delayed or prevented.

Our existing tests, as well as new tests, will be subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries before we can sell in these markets. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Securing regulatory approval for a new product, in the United States and many other countries, typically requires several years. Despite the time and expense exerted, regulatory approval is never guaranteed. We may not be able to obtain FDA or other required regulatory approval and market any further products we may develop during the time we anticipate, or at all. We also are subject to the following risks and obligations, among others:

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

In addition, some international jurisdictions, such as China, require periodic re-registration. Even if we obtain initial registrations from regulatory bodies, we may lose registration after a periodic review. Failure to maintain requisite registrations from regulatory bodies would adversely affect our ability to generate future revenue and operating income. For example, China’s NMPA requires that companies re-register their product every five years. Consistent with NMPA re-registration requirements, we secured re-registration of our test in 2014, until December 2019. We applied for re-registration in April 2019. However, at the time of the filing of this Annual Report, we have not received a decision on our application. Our ability to continue to provide the China market with our T.SPOT.TB test without interruption depends on us receiving our re-registration without significant delay. If we continue to experience further delays in receiving our re-registration in China, or we do not receive re-registration at all, it will materially adversely affect our financial condition and results of operations.

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

Additionally, we may be required to conduct costly post-market testing, and we will be required to report adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

The testing, manufacturing and marketing of medical diagnostic tests such as our T-SPOT.TB test entail an inherent risk of product liability claims. Further, providing clinical testing services entails a risk of claims for errors or omissions made by our laboratory staff. Potential liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. As of December 31, 2019, we had product liability insurance of $15.4 million. Our existing insurance will have to be increased in the future if we are successful at introducing new diagnostic products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our products. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

Our operations are subject to anti-corruption laws, including the Bribery Act, the FCPA and other anti-corruption laws that apply in countries where we do business. The Bribery Act, FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

In developing, manufacturing and using our products, we employ a variety of proprietary and patented technologies, including technologies we license from third parties. We have licensed, and expect to continue to license, various other technologies and methods. We cannot provide any assurance that the intellectual property rights that we own or license provide protection from competitive threats or that we would prevail in any challenge mounted to our intellectual property rights. In addition, we cannot provide any assurances that we will be successful in obtaining and retaining licenses or proprietary or patented technologies in the future.

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

Risks related to our ordinary shares.

Our share price may be volatile and may fluctuate.

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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and divert the time and attention of our management, which could seriously harm our business.

We cannot guarantee that we will repurchase our ordinary shares pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.

In January 2019, our board of directors announced that it would seek the shareholders’ authorization of a share repurchase program. The share repurchase program was approved by our shareholders at our 2019 annual general meeting of shareholders on June 18, 2019.

Our share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

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

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report for more information relating to the share repurchase program.

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

Our executive officers, directors, and 5% or greater shareholders beneficially own a substantial percentage of our ordinary shares. For example, as of April 22, 2019, as disclosed in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2019, our executive officers, directors, and 5% or greater shareholders and their affiliates beneficially owned approximately 57% of our outstanding ordinary shares in the aggregate. We expect that these shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or our board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our ordinary shares.

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

We are incorporated under the laws of England and Wales. The rights of holders of our ordinary shares are governed by English law, including the provisions of the Companies Act 2006, and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations organized in Delaware. Some of our directors and officers reside outside the United States, and a substantial portion of our assets and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may be difficult for you to serve legal process on us or our directors and executive officers or have any of them appear in a U.S. court. The United States and the United Kingdom do not currently have a treaty providing for the recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. The enforceability of any judgment of a U.S. federal or state court in the United Kingdom will depend on the laws and any treaties in effect at the time, including conflicts of laws principles (such as those bearing on the question of whether a U.K. court would recognize the basis on which a U.S. court had purported to exercise jurisdiction over a defendant). In this context, there is doubt as to the enforceability in the United Kingdom of civil liabilities based solely on the federal securities laws of the United States. In addition, awards for punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it did not seek to compensate the claimant for loss or damage suffered and was intended to punish the defendant.

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

If a United States person is treated as owning at least 10% of our ordinary shares, such United States person might be subject to adverse U.S. federal income tax consequences.

While we do not believe that we are a controlled foreign corporation for U.S. federal income tax purposes, there is a risk that we are or will be classified as a controlled foreign corporation. In addition, certain non-U.S. subsidiaries will be classified as controlled foreign corporations.  Generally, a foreign corporation is classified as a controlled foreign corporation if more than 50% of its outstanding shares, measured by reference to voting power or value, are owned (directly, indirectly or constructively) by “United States shareholders.” A “United States shareholder” is any United States person that owns (directly, indirectly or constructively) 10% or more of outstanding shares by vote or value.

A United States shareholder of controlled foreign corporations will be required to annually report and include in its U.S. taxable income its pro rata share of “subpart F income” and investments in U.S. property by the controlled foreign corporations and its “global intangible low-taxed income” (which reflects “tested income” and “tested loss” of controlled foreign corporations owned by the United States shareholder), regardless of whether the controlled foreign corporations make any distributions of such income. Special rules, however, apply to United States persons that are partnerships or other pass-through entities. Certain deductions in respects of global intangible low-taxed income and credits for foreign income taxes paid or accrued by the controlled foreign corporations may be allowed to a corporate United States shareholder, but generally will not be allowed to an individual United States shareholder.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our U.K. corporate headquarters and manufacturing facility are located in Abingdon, England. We manufacture our T-SPOT.TB test at our global manufacturing site in Abingdon, England, where we currently lease approximately 8,600 square feet of manufacturing, storage and mixed use space. The current rent for this lease is $290,000 annually, which is subject to change. This 94C Innovation Drive lease is due to expire in December 2020, before which manufacturing operations will move to our new U.K. corporate headquarters (143 Park Drive), also in Abingdon, England. We entered into the lease for the 143 Park Drive space in June 2018. The 143 Park Drive lease covers 27,000 square feet of laboratory, office, storage, manufacturing and other mixed use space. The lease extends through June 30, 2033. Initial rent under the 143 Park Drive lease is approximately $39,000 per month. When the 94C Innovation Drive lease expires in December 2020, or possibly sooner, and we fully occupy the space subject to the 143 Park Drive lease, rent will increase to $79,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

We also rent two separate storage spaces in Abingdon, England near our U.K. corporate headquarters, having a combined space of 7,500 square feet. The leases on these storage spaces expire in February 2025 and December 2028, and our current annual rent is $26,000 and $97,000, respectively, which is subject to change.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts. In August 2015, we entered into a lease amendment on this location to extend the term of the lease by two years through October 31, 2020. In addition, beginning in March 2016, the lease amendment expanded our office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the remaining lease term will range from a low of $38,000 per month, which includes $13,000 per month for the expansion space, to a high of $39,000 per month. We also currently sublease approximately 9,000 square feet of warehousing and office space from Quest in Norwood, Massachusetts. The base rent for this space is approximately $17,000 per month. The sublease expires in November 2020. We intend to relocate our Marlborough and Norwood operations into a single U.S. site in Massachusetts during 2020.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our ordinary shares trade on The Nasdaq Global Market under the symbol “OXFD.”

Shareholders

On February 18, 2020, there were 8 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name. On February 18, 2020, the last reported sale price per share of our ordinary shares on The Nasdaq Global Market was $14.93.

Purchases of equity securities by the issuer and affiliated purchasers

Calendar month	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program
October	236,026	$15.5382	236,026	$93,007,709
November	—	—	—	93,007,709
December	—	—	—	93,007,709
	236,026		236,026

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

The Company began repurchasing shares in September 2019. For the four month period ended December 31, 2019, the Company purchased a total of 478,856 shares for a total cost of $7.0 million.

Dividends

We have never declared or paid cash dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be made at the discretion of our Board of Directors and will depend on then existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. Under English law, we may pay dividends only out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less our accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries.

The following graph compares the cumulative total shareholder return on our ordinary shares with that of the Nasdaq Composite Index and the S&P Smallcap 600 Healthcare Index. The comparison assumes that $100.00 was invested at the close of market on December 31, 2014 in our ordinary shares or on December 31, 2014 in the NASDAQ Composite Index and the S&P Smallcap 600 Healthcare Index, and assumes reinvestment of dividends, if any. The performance graph is based on historical results and is not intended to suggest future performance.

This performance graph and related information shall not be deemed “soliciting material” and is being furnished pursuant to SEC rules and will not be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data for the five years ended December 31, 2019 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data together with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and accompanying notes included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the accompanying notes.

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

	Year ended December 31,
(in thousands, except share and per share data)	2019	2018(1)	2017(2)	2016	2015
Consolidated statement of operations data:
Revenue	$73,710	$59,753	$54,733	$46,988	$38,589
Cost of revenue	19,288	16,826	18,470	16,491	14,508
Gross profit	54,422	42,927	36,263	30,497	24,081
Operating expenses:
Research and development	8,698	8,122	10,835	9,370	7,106
Sales and marketing	28,424	26,500	29,053	26,858	23,242
General and administrative	22,313	25,952	25,450	18,918	14,041
Change in fair value of contingent purchase price consideration	—	—	(3,475)	(1,208)	202
Intangible assets impairment charges	—	879	18,300	1,765	419
Settlement expense	1,110	2,193	10,028	—	—
Total operating expenses	60,545	63,646	90,191	55,703	45,010
Operating loss from continuing operations	(6,123)	(20,719)	(53,928)	(25,206)	(20,929)
Other income (expense)	2,366	(4,062)	22,336	(146)	(156)
Income (loss) from continuing operations before income taxes	(3,757)	(24,781)	(31,592)	(25,352)	(21,085)
Income tax benefit (expense) from continuing operations	2,417	37,286	(1,634)	3,774	(146)
Income (loss) from continuing operations	(1,340)	12,505	(33,226)	(21,578)	(21,231)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(469)	1,727	341	(771)	(3,247)
Gain on disposition	—	145,982	—	—	—
Income tax expense	—	(39,435)	—	—	—
Income (loss) from discontinued operations	(469)	108,274	341	(771)	(3,247)
Net income (loss)	$(1,809)	$120,779	$(32,885)	$(22,349)	$(24,478)
Net income (loss) per ordinary share—basic
Income (loss) from continuing operations	$(0.05)	$0.48	$(1.40)	$(0.97)	$(0.97)
Income (loss) from discontinued operations	(0.02)	4.17	0.01	(0.03)	(0.15)
Net income (loss)	$(0.07)	$4.65	$(1.38)	$(1.00)	$(1.12)
Net income (loss) per ordinary share—diluted
Income (loss) from continuing operations	$(0.05)	$0.47	$(1.40)	$(0.97)	$(0.97)
Income (loss) from discontinued operations	(0.02)	4.10	0.01	(0.03)	(0.15)
Net income (loss)	$(0.07)	$4.58	$(1.38)	$(1.00)	$(1.12)
Weighted-average shares used to compute net income (loss) per ordinary share:
Basic	26,569,342	25,982,809	23,757,902	22,353,713	21,781,933
Diluted	26,569,342	26,397,875	23,757,902	22,353,713	21,781,933

(1)

Discontinued operations for 2018 included a $146.0 million gain on the sale of our U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement, from which we received net proceeds of approximately $130.2 million in cash. Upon closing of the Transaction, approximately $32.3 million was paid directly to MidCap Financial Trust, or MidCap, in settlement of all amounts due under our debt financing, which was comprised of both a term loan and a revolving line of credit. The payment to MidCap included prepayment and exit fees of approximately $2.3 million.

(2)	Other income for 2017 includes a $27.5 million one-time, lump-sum payment for the settlement of a lawsuit.

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash and cash equivalents	$181,270	$192,844	$90,332	$59,110	$83,715
Total assets	235,252	232,120	144,236	124,012	109,852
Long-term portion of operating lease liability	7,710	—	—	—	—
Total liabilities	21,561	18,114	56,607	51,048	17,160
Total shareholders’ equity	213,691	214,006	87,629	72,964	92,692

Ordinary shares outstanding	26,419,961	26,439,334	25,661,634	22,635,431	22,549,488

The following table presents a reconciliation of net income (loss), the most comparable U.S. GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated:

Reconciliation of net income (loss) to Adjusted EBITDA (1)
(unaudited)

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Reconciliation of net loss to adjusted EBITDA
Net income (loss)	$(1,809)	$120,779	$(32,885)	$(22,349)	$(24,478)
Income (loss) from discontinued operations	(469)	108,274	341	(771)	(3,247)
Income (loss) from continuing operations	(1,340)	12,505	(33,226)	(21,578)	(21,231)
Income tax (benefit) expense	(2,417)	(37,286)	1,634	(3,774)	146
Interest (income) expense, net	(4,247)	1,329	2,536	864	67
Loss on extinguishment of debt	—	2,105	—	—	—
Depreciation and amortization of intangible assets	1,753	1,662	1,618	932	1,294
Accretion and amortization of loan fees	—	468	569	—	—
EBITDA	(6,251)	(19,217)	(26,869)	(23,556)	(19,724)
Reconciling items:
Share-based compensation expense	3,613	4,507	5,671	4,901	3,400
Unrealized exchange (gains) losses	211	(1,617)	686	(1,880)	(150)
Change in fair value of contingent purchase price consideration	—	—	(3,475)	(1,208)	202
Intangible assets impairment charges	—	879	18,300	1,765	419
Settlement expense	1,110	2,193	10,028	—	—
Litigation settlement income	—	—	(27,500)	—	—
Transaction expenses	—	3,333	—	—	—
Adjusted EBITDA	$(1,317)	$(9,922)	$(23,159)	$(19,978)	$(15,853)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A. “Risk Factors.”

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

In conjunction with the Transaction, all prior year amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been recast to present our results, as if the Transaction had occurred prior to the earliest period presented. For more information on the Transaction, please see the below section entitled “Discontinued operations” and Note 19. Discontinued operations, of the notes to our consolidated financial statements appearing elsewhere in this Annual Report.

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

Financial condition overview

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

In conjunction with the Transaction, the parties entered into certain ancillary agreements as of the closing date in November 2018, including: (i) a transitional services agreement, (ii) a technology license agreement and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Oxford Immunotec USA, Inc., or Oxford USA, agreed to sell, and Quest agreed to purchase, T-SPOT.TB test kits and related accessories from Oxford USA. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T.SPOT.TB testing in the U.S.

By type, total revenues were as summarized in the table below.

	Year ended December 31,
(in thousands)	2019	2018
Revenue
Product	$69,763	$54,687
Service	3,947	5,066
Total revenue	$73,710	$59,753

Revenue by geography

We have a direct sales force in the U.S., certain European countries, China and Japan. In parts of the world where we do not maintain a direct sales force, we market and sell our products through distributors. As a result, our revenue is denominated in multiple currencies.

China's NMPA requires that companies re-register their product every five years. Consistent with NMPA re-registration requirements, we secured re-registration of our test in 2014, until December 2019. We applied for re-registration in April 2019. However, at the time of the filing of this Annual Report, we have not received a decision on our application. We currently have adequate stock of our T.SPOT.TB test in China to meet the demand in the market for the next several months. However, further delay in receiving our re-registration would be expected to adversely affect our ability to serve the China market without interruption and could materially affect our revenue received from the sale of our products in China.

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total revenue, based on the billing address of our customers.

	Year ended December 31,
(in thousands, except percentages)	2019		2018
Revenue
United States	$24,177	33%	$16,442	28%
Europe and ROW	10,421	14%	9,153	15%
Asia	39,112	53%	34,158	57%
Total revenue	$73,710	100%	$59,753	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements.

We expect our overall cost of revenue to increase as we continue to increase our volume of T-SPOT.TB kits manufactured and tests performed. However, we also believe that through these increased volumes, along with reduced royalties, we can achieve certain efficiencies in our manufacturing and laboratory operations that could help maintain or improve our overall margins.

During the years ended December 31, 2019 and 2018, our cost of revenue represented 26% and 28%, respectively, of our total revenue.

	Year ended December 31,
(in thousands)	2019	2018
Cost of revenue
Product	$17,831	$13,668
Service	1,457	3,158
Total cost of revenue	$19,288	$16,826

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 74% and 72% for the years ended December 31, 2019 and 2018, respectively.

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

During the years ended December 31, 2019 and 2018, our research and development expense represented 12% and 13%, respectively, of our total revenue.

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

During the years ended December 31, 2019 and 2018, our sales and marketing expense represented 39% and 44%, respectively, of our total revenue.

General and administrative expense

Our general and administrative expense includes costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. Additionally, general and administrative expense for 2018 included about $3.3 million of costs incurred as a result of the Transaction and a credit of $769,000 for income from the transitional services agreement, or TSA, with Quest that was entered into in conjunction with the Transaction. General and administrative expenses for the year ended December 31, 2019 were net of an additional credit of $1.5 million for income from the TSA. We expense all general and administrative expenses as incurred.

During the years ended December 31, 2019 and 2018, our general and administrative expense represented 30% and 43%, respectively, of our total revenue.

Intangible assets impairment charges

During the fourth quarter of 2018, in conjunction with our change in focus following the Transaction, we determined that the intangible assets recorded in conjunction with the acquisition of Immunetics in the fourth quarter of 2016 had become impaired. Therefore, we recorded a non-cash impairment charge of $879,000 to write off the Immunetics intangible assets.

Settlement expense

Settlement expense for the year ended December 31, 2019 related mainly to the September 30, 2019 Settlement Agreement and Release with Oxford University Innovation Limited, or OUI, or the OUI Settlement Agreement, to resolve outstanding disputes arising from a license agreement with OUI. The terms of the OUI Settlement Agreement are confidential.

Settlement expense for the year ended December 31, 2018 related mainly to the June 18, 2018 Settlement Agreement with the former shareholders of Immunetics, or the Immunetics Settlement Agreement, to resolve disputes arising from the Agreement and Plan of Merger dated October 12, 2016. The terms of the Immunetics Settlement Agreement are confidential.

Interest income (expense), net

Interest income (expense), net for the year ended December 31, 2019 includes interest income on our available cash balances, which are primarily invested in money market funds and reverse repurchase agreements, primarily in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Substantially all of our cash is in the U.S. and the U.K.

Interest income (expense), net for the year ended December 31, 2018 primarily related to interest expense on our previous agreement with MidCap, or the MidCap Agreement, that provided us with $40 million in debt financing, comprised of both a term loan and a revolving line of credit.

Loss on extinguishment of debt

Upon closing of the Transaction, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due. The payment to MidCap included prepayment and exit fees of approximately $2.3 million and accrued interest of $67,000. This prepayment resulted in a loss on extinguishment of debt of $2.1 million, representing the cash paid to settle the debt in excess of debt related balances at the time of settlement.

Foreign exchange gains (losses)

Foreign exchange gains (losses) largely resulted from U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the U.S. and South Korea are denominated in U.S. dollars while sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in China have historically been denominated in U.S. dollars, however, effective with the third quarter of 2019, sales are primarily denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

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

Income (loss) from discontinued operations

On November 6, 2018, we completed the agreement to sell our U.S. Laboratory Services Business to Quest. This agreement represented a strategic business shift and had a major effect on our operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the consolidated financial statements. Income from discontinued operations for 2018 of $108.3 million included a $146.0 million gain on the sale. The loss from discontinued operations for the year ended December 31, 2019 of $469,000 resulted from adjustments on the remaining proceeds due from the Transaction.

Results of operations

Comparison of years ended December 31, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended December 31,
	2019		2018		Change
(in thousands, except percentages)	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenue:
Product	$69,763	95%	$54,687	92%	$15,076	28%
Service	3,947	5%	5,066	8%	(1,119)	(22)%
Total revenue	73,710	100%	59,753	100%	13,957	23%

Cost of revenue:
Product	17,831	24%	13,668	23%	4,163	30%
Service	1,457	2%	3,158	5%	(1,701)	(54)%
Total cost of revenue	19,288	26%	16,826	28%	2,462	15%
Gross profit	54,422	74%	42,927	72%	11,495	27%

Operating expenses:
Research and development	8,698	12%	8,122	13%	576	7%
Sales and marketing	28,424	39%	26,500	44%	1,924	7%
General and administrative	22,313	30%	25,952	43%	(3,639)	(14)%
Intangible assets impairment charges	—	—%	879	1%	(879)	(100)%
Settlement expense	1,110	2%	2,193	4%	(1,083)	(49)%
Total operating expenses	60,545	82%	63,646	107%	(3,101)	(5)%

Operating loss from continuing operations	(6,123)	(8)%	(20,719)	(34)%	14,596	(70)%

Interest income (expense), net	4,247	6%	(1,797)	(3)%	6,044	(336)%
Loss on extinguishment of debt	—	—%	(2,105)	(4)%	2,105	(100)%
Foreign exchange gains (losses)	(1,949)	(3)%	111	0%	(2,060)	(1856)%
Other income (expense)	68	0%	(271)	(0)%	339	(125)%
Loss from continuing operations before income taxes	(3,757)	(5)%	(24,781)	(41)%	21,024	(85)%
Income tax benefit from continuing operations	2,417	3%	37,286	62%	(34,869)	(94)%
Income (loss) from continuing operations	(1,340)	(2)%	12,505	21%	(13,845)	(111)%

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(469)	(1)%	1,727	3%	(2,196)	(127)%
Gain on disposition	—	—%	145,982	244%	(145,982)	(100)%
Income tax expense	—	—%	(39,435)	(66)%	39,435	(100)%
Income (loss) from discontinued operations	(469)	(1)%	108,274	181%	(108,743)	(100)%
Net income (loss)	$(1,809)	(2)%	$120,779	202%	$(122,588)	(101)%

Revenue

Revenue increased by 23% to $73.7 million for the year ended December 31, 2019 compared to $59.8 million for the year ended December 31, 2018.

U.S. revenue increased by 47% to $24.2 million for the year ended December 31, 2019, compared to $16.4 million for the year ended December 31, 2018. The increase in U.S. revenue was due to growth in testing volumes and higher average selling prices in 2019, as compared to 2018 average selling prices, partially offset by a $1.7 million decrease in revenue resulting from our withdrawal from the blood donor screening market in 2018.

Asia revenue increased by 15% to $39.1 million, compared to the year ended December 31, 2018, due primarily to the growth in the volume of testing in China. On a non-generally accepted accounting principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 14%. Europe and ROW revenue increased by 14% to $10.4 million, compared to the year ended December 31, 2018. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 19% in 2019 compared to 2018.

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

By revenue type, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%

Revenue
Product	$69,763	$54,687	$15,076	28%
Service	3,947	5,066	(1,119)	(22)%
Total revenue	$73,710	$59,753	$13,957	23%

Overall growth reflects increased TB sales. The decline in service revenue was due to our withdrawal from the blood donor screening testing market.

By geography, total revenues were:

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%

Revenue
United States	$24,177	$16,442	$7,735	47%
Europe and ROW	10,421	9,153	1,268	14%
Asia	39,112	34,158	4,954	15%
Total revenue	$73,710	$59,753	$13,957	23%

Cost of revenue and gross margin

Cost of revenue increased by 15% to $19.3 million for the year ended December 31, 2019 from $16.8 million in the year ended December 31, 2018. Gross margin for the year ended December 31, 2019 increased to 74% from 72% for the year ended December 31, 2018.

	Year ended December 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%

Cost of revenue
Product	$17,831	$13,668	$4,163	30%
Service	1,457	3,158	(1,701)	(54)%
Total cost of revenue	$19,288	$16,826	$2,462	15%

Research and development expenses

Research and development expenses increased to $8.7 million for the year ended December 31, 2019 from $8.1 million for the year ended December 31, 2018. As a percentage of total revenue, research and development expenses declined to 12% for the year ended December 31, 2019 compared to 13% for the year ended December 31, 2018.

Sales and marketing expenses

Sales and marketing expenses increased to $28.4 million for the year ended December 31, 2019 from $26.5 million for the year ended December 31, 2018. The increase largely resulted from higher salary and other employee related expenses and increased marketing expenses. As a percentage of total revenue, sales and marketing expenses declined to 39% for the year ended ended December 31, 2019 compared to 44% for the year ended December 31, 2018.

General and administrative expenses

General and administrative expenses decreased to $22.3 million for the year ended December 31, 2019 from $26.0 million for the year ended December 31, 2018. The decrease in general and administrative expenses resulted largely from lower legal and professional fees, along with lower property costs. As a percentage of total revenue, general and administrative expenses declined to 30% for the year ended December 31, 2019 compared to 43% for the year ended December 31, 2018.

Intangible assets impairment charges

During the fourth quarter of 2018, in conjunction with our change in focus following the Transaction, we determined that the intangible assets recorded in conjunction with the acquisition of Immunetics in the fourth quarter of 2016 had become impaired. Therefore, we recorded a non-cash impairment charge of $879,000 to write off the Immunetics intangible assets.

Settlement expense

Settlement expense decreased to $1.1 million for the year ended December 31, 2019 from $2.2 million for the year ended December 31, 2018. Settlement expense relates to the OUI Settlement Agreement, the Immunetics Settlement Agreement, and the SSI Settlement Agreement. The terms of each of the agreements are confidential.

Interest income (expense), net

Interest income (expense), net was income of $4.2 million for the year ended December 31, 2019, reflecting interest income on proceeds received in connection with the Transaction, compared to expense of $1.8 million in the year ended December 31, 2018, resulting from the Company's prior indebtedness under the MidCap Agreement.

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

Foreign exchange gains (losses)

We recorded foreign exchange losses of $1.9 million for the year ended December 31, 2019, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the year ended December 31, 2018, we recorded foreign exchange gains $111,000. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Approximately 33% of our sales for the year ended December 31, 2019 were in the United States, which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China have historically been denominated in U.S. dollars, however, effective with the third quarter of 2019, sales in China are primarily denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S, the U.K., Japan, Europe, China and South Korea. As we continue to grow our business outside the United States, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income (expense)

Other income was $68,000 for the year ended December 31, 2019, compared to other expense of $271,000 in the year ended December 31, 2018.

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

The loss from discontinued operations for the year ended December 31, 2019 of $469,000 resulted from adjustments on the remaining proceeds due from the Transaction. There was income from discontinued operations of $108.3 million for the year ended December 31, 2018, which included a gain on disposition of $146.0 million.

Liquidity and capital resources

Sources of funds

Since our inception, we have incurred significant losses and negative cash flows from operations. For the year ended December 31, 2019, we had a loss from continuing operations of $1.3 million and used $7.2 million of cash for operating activities. However, for the year ended December 31, 2018, we had income from continuing operations of $12.5 million, largely relating to a tax benefit recorded in conjunction with the Transaction, while using $32.1 million of cash for operating activities from continuing operations. As of December 31, 2019, we had an accumulated deficit of $84.0 million.

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

In 2019, our Board of Directors authorized the repurchase of up to $100 million of our ordinary shares in the aggregate, subject to the approval of our shareholders by an ordinary resolution at our 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by our shareholders at our Annual General Meeting held on June 18, 2019 and was initiated during September 2019. During the four month period ended December 31, 2019, we repurchased 478,856 shares at a total cost of $7.0 million. As the share repurchase program allows for a maximum repurchase of $100 million of our ordinary shares, including commissions, up to $93.0 million of ordinary shares remain eligible for repurchase as of December 31, 2019. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our ordinary shares under the program. Unless discontinued by our Board of Directors, the share repurchase program will be valid for up to five years. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K for more information relating to the share repurchase program.

As of December 31, 2019, we had cash, cash equivalents, and restricted cash of $181.4 million. We maintain our available cash balances in cash, money market funds and repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash, cash equivalents, and restricted cash, accounts receivable and cash flows for the periods indicated:

	As of and for the years ended December 31,
(in thousands)	2019	2018

Cash, cash equivalents, and restricted cash	$181,370	$192,944
Accounts receivable, net	13,669	9,158

Net cash used in operating activities from continuing operations	$(7,163)	$(32,119)
Net cash used in investing activities from continuing operations	(1,658)	(5,350)
Net cash used in financing activities from continuing operations	(3,181)	(29,307)
Net operating cash flows provided by discontinued operations	—	14,729
Net investing cash flows provided by discontinued operations	—	156,218
Net financing cash flows used in discontinued operations	—	(48)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	428	(1,711)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(11,574)	$102,412

Cash flows for the years ended December 31, 2019 and 2018

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $7.2 million during the year ended December 31, 2019, which included a net loss from continuing operations of $1.3 million, net non-cash expenses of $5.4 million, and cash used for changes in operating assets and liabilities of $11.3 million. The non-cash items included share-based compensation expense of $3.6 million and depreciation and amortization of intangible assets of $1.8 million. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $5.5 million, an increase in accounts receivable of $4.3 million, and an increase in inventory of $2.8 million, partially offset by a $1.4 million decrease in prepaid expenses and other assets. The decrease in accounts payable and accrued liabilities was largely due to payments in 2019 for royalties on intellectual property and bonuses that were accrued for at December 31, 2018, as well as the timing of payments. The increase in inventory was due to timing. The increase in accounts receivable reflects the timing of customer payments.

Net cash used in operating activities from continuing operations was $32.1 million during the year ended December 31, 2018, which included net income from continuing operations of $12.5 million, a net credit from non-cash items of $29.2 million, and cash used for changes in operating assets and liabilities of $15.4 million. The non-cash items included a credit related to deferred income taxes of $38.8 million, partially offset by share-based compensation expense of $4.5 million, accretion and amortization of loan fees of $2.4 million, depreciation and amortization of intangible assets of $1.7 million, an intangible assets impairment charge of $879,000, and a loss on disposal of property and equipment of $115,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $7.1 million, a decrease in other liabilities of $4.2 million, an increase in accounts receivable of $3.4 million, and an increase in inventory of $1.0 million, partially offset by a decrease in prepaid expenses and other assets of $207,000. The decrease in accounts payable and accrued liabilities was largely due to payments in 2018 for royalties on intellectual property and bonuses that were accrued for at December 31, 2017, as well as the timing of payments. The decrease in other liabilities reflects the timing of payments. The increase in accounts receivable reflects the timing of customer payments. The increase in inventory was due to timing. The decrease in prepaid expenses and other assets reflects the timing of certain payments.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $1.7 million during the year ended December 31, 2019 and consisted of purchases of property and equipment.

Net cash used in investing activities from continuing operations was $5.4 million during the year ended December 31, 2018 and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash used in financing activities was $3.2 million during the year ended December 31, 2019 and consisted of $7.0 million used for the repurchase of our ordinary shares as permitted under the share repurchase program and $224,000 used to pay taxes withheld on exercises of options and vesting of restricted share units, partially offset by $4.0 million received upon the exercises of share options during the period.

Net cash used in financing activities was $29.3 million during the year ended December 31, 2018 and consisted of $30.0 million to pay off the debt to MidCap, $2.1 million for a loss on extinguishment of debt, and payments of $383,000 for tax withheld on vesting of restricted share units, partially offset by $3.2 million in proceeds from the exercise of share options.

Discontinued operations

Net cash provided by discontinued operations the year ended December 31, 2018 was $170.9 million, and related to the gain on disposition from the sale of the U.S. Laboratory Services Business to Quest. There were no cash flows from discontinued operations for the year ended December 31, 2019.

Operating and capital expenditure requirements

Since our inception, we have incurred significant losses and negative cash flows from operations and, for the year ended December 31, 2019, we had a loss from continuing operations of $1.3 million. We expect that our operating expenses will increase as we continue to invest to grow our customer base, expand our marketing and distribution channels, hire additional employees and increase product development expenditures. Additionally, as a public company, we incur significant audit, legal and other expenses. We believe that our existing capital resources will be sufficient to fund our operations for the next few years.

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

Contractual obligations

We have contractual obligations for non-cancelable facilities leases, equipment leases, license commitments and purchase commitments. Purchase commitments include future minimum royalty, license, and exclusivity payments to be paid under our license agreements with third parties for access to certain technologies. The following table reflects a summary of our contractual obligations as of December 31, 2019.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$13,738	$1,197	$2,249	$2,126	$8,166
License commitments	897	56	112	112	617
Purchase commitments	9,609	7,669	1,570	370	—
Total	$24,244	$8,922	$3,931	$2,608	$8,783

Our U.K. corporate headquarters and manufacturing facilities are located in Abingdon, England. We presently lease 8,600 square feet of manufacturing, storage and mixed use space pursuant to a lease that extends through December 31, 2020, or possibly sooner. Our rent for this space is currently $290,000 annually. We also rent two separate storage spaces in Abingdon, England near our U.K. corporate headquarters. The leases on the storage spaces expire in 2025 and 2028, and our current combined rent is $123,000 annually, which is subject to change.

In June 2018, we entered into a lease for a new space in Abingdon, England, which extends through June 30, 2033. The 143 Park Drive lease covers 27,000 square feet of laboratory, office, storage and other mixed use space and will allow us to combine our current manufacturing, laboratory, storage and office operations into a single facility. Initial rent under the 143 Park Drive lease is approximately $39,000 per month. When the 94C Innovation Drive lease expires in December 2020, or possibly sooner, and we fully occupy the space subject to the 143 Park Drive lease, rent will increase to $79,000 per month. Rent will be reviewed for possible increases on June 1, 2021 and every third anniversary after that date.

Our U.S. corporate headquarters is located in Marlborough, Massachusetts. In August 2015, we entered into a lease amendment on this location to extend the term of the lease by two years through October 31, 2020. In addition, beginning in March 2016, the lease amendment expanded our office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the remaining lease term will range from a low of $38,000 per month, which includes $13,000 per month for the expansion space which commenced in early 2016, to a high of $39,000 per month. We also currently sublease approximately 9,000 square feet of warehousing and office space from Quest in Norwood, Massachusetts. The base rent for this space is approximately $17,000 per month. The sublease expires in November 2020. We intend to relocate our Marlborough and Norwood operations into a single U.S. site in Massachusetts during 2020.

We have license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 15. Intellectual property—license agreements, to the notes of our consolidated financial statements appearing elsewhere in this Annual Report. In addition, we have outstanding purchase obligations to our suppliers.

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

While our significant accounting policies are described in more detail in Note 1. Description of business and significant accounting policies, to our consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition and accounts receivable

Our revenues include product and service revenues. Product revenue from diagnostic test kit sales and related accessories is recognized at a point in time based upon the amount of consideration to which we expect to be entitled. Service revenue from tests performed on samples sent by direct billing customers is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer.

As of December 31, 2019, accounts receivables related to products and services were $13.7 million. For the year ended December 31, 2019, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2019. We generally expense sales commissions when incurred because the amortization period would be less than one year.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in tax returns. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended December 31, 2019 or 2018.

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

In accordance with Financial Accounting Standards Board, Accounting Standards Codification, or ASC 718, Compensation—Stock Compensation, we recognize expense based on the share option grant’s pre-defined vesting schedule over the requisite service period using the straight-line method for all employee share options. In addition to the assumptions used to calculate the fair value of the share options, we elected to estimate the expected forfeiture rate of all share-based awards and only recognize expense for those awards expected to vest. The estimation of the number of share awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. We consider multiple factors when estimating expected forfeitures, including employee position and historical employee turnover data. During the period in which the share options vest, we will record additional expense if the actual forfeiture rate is lower than the estimated forfeiture rate and a recovery of expense if the actual forfeiture rate is higher than estimated.

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

Recent accounting pronouncements

See Note 1. Description of business and significant accounting policies, to our consolidated financial statements included in this Annual Report for a discussion of the impact of recent accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2019, we had cash and cash equivalents of $181.3 million which consisted of bank deposits, money market funds and reverse repurchase agreements.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations, capital market fluctuations and foreign currency exchange rate fluctuations, as discussed below.

Interest rate fluctuations

Changes in the general level of U.S. and European interest rates expose us to interest rate risk. These changes could affect our interest income. Based on our cash and cash equivalents at December 31, 2019, if interest rates went either up or down one percentage point, this could change our interest income by approximately $1.7 million per annum.

Capital market fluctuations

Our cash and cash equivalents are invested in interest-bearing savings and money market accounts and in reverse repurchase agreements primarily invested in U.S. government and agency securities. We do not enter into investments for trading or speculative purposes. We do not believe capital market fluctuations would have a material effect on the fair market value of our portfolio.

Foreign currency exchange rate fluctuations

We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW and Asia, and our revenue is denominated in multiple currencies. Approximately 33% of our sales during the year ended December 31, 2019 were in the United States, which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars while sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in China have historically been denominated in U.S. dollars, however, effective with the third quarter of 2019, sales are primarily denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

Sales in China and South Korea are made by our United Kingdom-based subsidiary where the Pound Sterling is the functional currency. As a result, these sales are subject to remeasurement into Pounds Sterling and then translation into U.S. dollars when we consolidate our financial statements.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item may be found beginning on page F-1 of this Annual Report with the exception of the unaudited consolidated quarterly operations data, which is presented below. Net income (loss) per ordinary share amounts are calculated independently for each of the periods presented. Therefore, the sum of the quarterly net income (loss) per ordinary share amounts will not necessarily equal the total for the full fiscal year.

We have prepared the consolidated quarterly operations data on a consistent basis with the audited consolidated financial statements included elsewhere in this Annual Report. In the opinion of management, the quarterly consolidated operations data reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. Historical results are not necessarily indicative of the results to be expected in future periods, and the results for a quarterly period are not necessarily indicative of the operating results for a full year. This information should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

On November 6, 2018, Quest Diagnostics Incorporated completed its acquisition of the Company’s U.S. Laboratory Services Business. This agreement represented a strategic business shift having a major effect on the Company’s operations and financial results. Accordingly, the operations of this business have been reported in discontinued operations in the consolidated financial statements for all periods presented. Therefore, results of discontinued operations have been broken-out in the quarterly data presented below.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except share and per share data) (unaudited)	2019	2019	2019	2019
Revenue:
Product	$13,841	$18,666	$20,115	$17,141
Service	948	922	1,104	973
Total revenue	$14,789	$19,588	$21,219	$18,114
Gross profit	$10,561	$14,188	$15,488	$14,185
Income (loss) from continuing operations	$(1,496)	$590	$1,186	$(1,620)
Loss from discontinued operations	—	—	(469)	—
Net income (loss)	$(1,496)	$590	$717	$(1,620)
Net income (loss) per ordinary share—basic:
Income (loss) from continuing operations	$(0.06)	$0.02	$0.04	$(0.06)
Income (loss) from discontinued operations	0.00	0.00	(0.02)	0.00
Net income (loss) (1)	$(0.06)	$0.02	$0.03	$(0.06)
Net income (loss) per ordinary share—diluted:
Income (loss) from continuing operations	$(0.06)	$0.02	$0.04	$(0.06)
Income (loss) from discontinued operations	0.00	0.00	(0.02)	0.00
Net income (loss) (1)	$(0.06)	$0.02	$0.03	$(0.06)
Weighted-average shares used to compute net income (loss) per ordinary share:
Basic	26,515,871	26,625,572	26,751,083	26,384,291
Diluted	26,515,871	26,889,232	26,936,541	26,384,291

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except share and per share data) (unaudited)	2018	2018	2018	2018
Revenue:
Product	$10,129	$15,012	$15,095	$14,451
Service	1,550	1,645	955	916
Total revenue	$11,679	$16,657	$16,050	$15,367
Gross profit	$7,920	$12,119	$11,477	$11,411
Income (loss) from continuing operations	$(8,186)	$(5,733)	$(6,258)	$32,682
Income (loss) from discontinued operations	(2,140)	(738)	2,774	108,378
Net income (loss) (2)	$(10,326)	$(6,471)	$(3,484)	$141,060
Net income (loss) per ordinary share—basic:
Income (loss) from continuing operations	$(0.32)	$(0.22)	$(0.24)	$1.24
Income (loss) from discontinued operations	$(0.08)	$(0.03)	$0.11	$4.12
Net income (loss) (1)	$(0.40)	$(0.25)	$(0.13)	$5.36
Net income (loss) per ordinary share—diluted:
Income (loss) from continuing operations	$(0.32)	$(0.22)	$(0.24)	$1.22
Income (loss) from discontinued operations	$(0.08)	$(0.03)	$0.11	$4.06
Net income (loss) (1)	$(0.40)	$(0.25)	$(0.13)	$5.28
Weighted-average shares used to compute net income (loss) per ordinary share:
Basic	25,718,910	25,845,124	26,033,550	26,326,419
Diluted	25,718,910	25,845,124	26,033,550	26,697,589

(1)	Net income (loss) per ordinary share amounts may not equal the sums of the respective columns due to rounding.
(2)

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

Our revenue fluctuates from quarter-to-quarter as a result of a number of factors, many of which are outside our control. Additionally, we see fluctuation in our product revenue from quarter-to-quarter, due to ordering patterns, particularly relating to our large distributor customers. As a result of such factors, we expect to continue to see quarter-to-quarter variations in our revenue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the Company can meet its disclosure obligations.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Oxford Immunotec Global PLC’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report, which appears herein.

(c) Remediation of prior material weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, our management determined that a material weakness existed in our internal control over financial reporting over the accounting for income taxes, including the income tax provision, deferred tax assets and liabilities, and related disclosures. Management and the Audit Committee believe the complexity introduced to the Company’s financial statements as a result of the sale of the Company’s U.S. laboratory business to Quest was a contributing factor to the identified deficiencies.

We have taken the necessary steps to enhance the underlying control activities, which now include strengthened controls around the review of the tax provision, the use of tax software, and the use of a secondary technical tax accounting reviewer.

Based on the results of management’s evaluation, we have concluded that the controls over the accounting for income taxes are designed and operating effectively as of December 31, 2019 and, therefore, the previously disclosed material weakness has been remediated.

(d) Changes in internal control over financial reporting

Other than the remediation of the previously identified material weakness discussed above in Item 9A (c), there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

As part of this Annual Report, the consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report:

Exhibit number	Description of exhibit

2.1*+

Purchase Agreement, dated June 23, 2016, between Oxford Immunotec, Inc. and Imugen, Inc. (Incorporated by reference to Exhibit 2.1 from the Registrant's Current Report on Form 8-K filed on July 6, 2016)

2.2+†

Limited Liability Company Interest Purchase Agreement dated September 25, 2018 by and among Quest Diagnostics Incorporated, Oxford Immunotec Limited, Oxford Immunotec, Inc. and solely for the purposes of Section 5.4, Section 5.6, Section 5.12, Section 5.16, Article VII and Article IX, Oxford Immunotec Global PLC (Incorporated by reference to Exhibit 2.1 from the Registrant's Current Report on Form 8-K filed on September 25, 2018)

3.1	Articles of Association of the Registrant (Incorporated by reference to Exhibit 3.1 from the Registrant's Current Report on Form 8-K on June 18, 2014)

4.1	Description of Ordinary Shares

4.2	Form of Ordinary Shares Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on November 8, 2013)

10.1+

Supply Agreement dated December 17, 2010 between MicroCoat Biotechnologie GmbH and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.11 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.2+

Amendment to Supply Agreement dated April 5, 2016 between MicroCoat Biotechnologie GmbH and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.2 from the Registrant's Quarterly Report on Form 10-Q on May 4, 2016)

10.3+

Purchase Agreement dated February 6, 2010 between Mabtech AB and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.12 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.4+

Amendment to Purchase Agreement dated September 10, 2013 between Mabtech AB and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.13 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.5+

Second Amendment to Purchase Agreement between Mabtech AB and Oxford Immunotec Limited dated November 17, 2017 (Incorporated by reference to Exhibit 10.5 from the Registrant's Annual Report on Form 10-K filed on February 27, 2018)

10.6+

Manufacturing Agreement dated August 26, 2003 between Mabtech AB and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.14 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.7

First Amendment dated January 1, 2010 to Manufacturing Agreement between Mabtech AB and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.15 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.8

Second Amendment dated May 24, 2011 to Manufacturing Agreement between Mabtech AB and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.16 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.9+

Supply Agreement dated January 31, 2008 between StemCell Technologies, Inc. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.19 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

Exhibit number	Description of exhibit
10.10+

Amendment dated October 26, 2011 to Supply Agreement between StemCell Technologies, Inc. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.20 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.11+

Second Amendment to Supply Agreement dated September 1, 2017 between StemCell Technologies Canada Inc. f/k/a StemCell Technologies, Inc. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.1 from the Registrant's Quarterly Report on Form 10-Q filed on October 31, 2017)

10.12+

Supplier Agreement dated January 7, 2019 between Millipore (UK) Ltd. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.12 from the Registrant's Annual Report on Form 10-K filed on March 28, 2019)

10.13+

Amended and Restated Supply and Reseller Agreement dated January 9, 2019 between Life Technologies Corporation and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.13 from the Registrant's Annual Report on Form 10-K on March 28, 2019)

10.14[x]	First Amendment to the Amended and Restated Supply and Reseller Agreement dated November 14, 2019 between Life Technologies Corporation and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K filed on November 20, 2019)

10.15+

Marketing Authorization Holder Agreement dated July 29, 2011 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.25 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.16+

Amendment to Marketing Authorization Holder Agreement dated September 1, 2013 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.26 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.17+

Amendment to Marketing Authorization Holder Agreement dated April 1, 2016 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q on filed on May 4, 2016)

10.18

Amendment to Marketing Authorization Holder Agreement dated July 7, 2017 between Riken Genesis Co., Ltd. and Oxford Immunotec Limited (Incorporated by reference to Exhibit 10.1 from the Registrant's Current Report on Form 8-K filed on July 28, 2017)

10.19	Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 from the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on October 15, 2013)

10.20

Oxford Immunotec Global PLC 2013 Share Incentive Plan (Incorporated by reference to Exhibit 10.39 of Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on November 14, 2013)

10.21	Oxford Immunotec Global PLC 2013 Amended Share Incentive Plan (Incorporated by reference to Exhibit 10.33 from the Registrant's Annual Report on Form 10-K filed on February 27, 2018)

10.22

Form of Director Stock Option Award under Oxford Immunotec Global PLC 2013 Share Incentive Plan (Incorporated by reference to Exhibit 10.48 of Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on November 8, 2013)

Exhibit number	Description of exhibit
10.23

Form of Restricted Share Award Certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Incorporated by reference to Exhibit 10.2 from the Registrant's Current Report on Form 8-K filed on March 6, 2014)

10.24

Form of Restricted Share Award Certificate under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Incorporated by reference to Exhibit 10.1 from the Registrant's Current Report on Form 8-K filed on March 6, 2014)

10.25

Form of First Amendment to Officer Restricted Share Award (Double Trigger) under Appendix C of the 2013 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Registrant's Current Report on Form 8-K filed on January 2, 2015)

10.26

Form of First Amendment to Officer Stock Option Award under Appendix D of the 2013 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 from the Registrant's Current Report on Form 8-K filed on January 2, 2015)

10.27

Form of CSOP Option Certificate (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Incorporated by reference to Exhibit 10.39 from the Registrant's Annual Report on Form 10-K filed on March 1, 2016)

10.28

Form of Unapproved Stock Option Award (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United Kingdom (Incorporated by reference to Exhibit 10.41 from the Registrant's Form 10-K filed on March 1, 2016)

10.29

Form of Stock Option Agreement (Annual Vesting) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers resident in the United States (Incorporated by reference to Exhibit 10.43 from the Registrant's Annual Report on Form 10-K filed on March 1, 2016)

10.30

Form of Unapproved Stock Option Award (Double Trigger) under the Oxford Immunotec Global PLC 2013 Share Incentive Plan (Incorporated by reference to Exhibit 10.44 from the Registrant's Annual Report on Form 10-K filed on February 27, 2018)

10.31

Form of Restricted Share Unit Award under the Oxford Immunotec Global PLC 2013 Share Incentive Plan for officers (Filed as Exhibit 10.44 of our Annual Report on Form 10-K on March 1, 2016 and incorporated herein by reference).

10.32

Service Agreement dated October 21, 2002 between Oxford Immunotec Limited and Peter Wrighton-Smith, as amended through 2013 (Incorporated by reference to Exhibit 10.45 from the Registrant's Annual Report on Form 10-K filed on March 27, 2014)

10.33

Deed of Novation of Agreement for Services dated November 8, 2013 by and among Oxford Immunotec Limited, Oxford Immunotec Global PLC and Peter Wrighton-Smith (Incorporated by reference to Exhibit 10.49 of Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on November 8, 2013)

10.34	Employment Agreement dated April 8, 2019 between Oxford Immunotec USA, Inc. and Matthew McLaughlin (Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.35	Employment Agreement dated August 28, 2017 between Oxford Immunotec, Inc. and Stefan Linn

10.36	Form of Employment Agreement for Senior Executives (Incorporated by reference to Exhibit 10.50 from the Registrant's Annual Report on Form 10-K filed on February 27, 2018)

10.37

Form of Deed of Indemnity for Directors (Incorporated by reference to Exhibit 10.44 of Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on November 8, 2013)

10.38

Form of Deed of Indemnity for Officers (Incorporated by reference to Exhibit 10.45 of Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on November 8, 2013)

10.39

Form of Non-Executive Director Appointment Letter (Incorporated by reference to Exhibit 10.46 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-191737) filed on November 4, 2013)

10.40+

Agreement to Purchase Test Kits and Accessories dated November 6, 2018 between Quest Diagnostics Incorporated and Oxford Immunotec USA, Inc. (Incorporated by reference to Exhibit B to the Limited Liability Company Interest Purchase Agreement by and among Quest Diagnostics Incorporated, Oxford Immunotec Limited and Oxford Immunotec Inc. filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 25, 2018)

10.41[x]	Amendment to the Agreement to Purchase Test Kits and Accessories between Quest Diagnostics Incorporated and Oxford Immunotec USA, Inc. (Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K filed on June 14, 2019)

10.42	Form of Bonus Agreement for U.S. employees (Incorporated by reference to Exhibit 10.2 from the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2018)

10.43	Form of Bonus Agreement for U.K. employees (Incorporated by reference to Exhibit 10.3 from the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2018)

Exhibit number	Description of exhibit
21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP (US)

24.1	Power of Attorney executed by Directors and Officers (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated balance sheets as of December 31, 2019 and 2018; (ii) Consolidated statements of operations for the years ended December 31, 2019 and 2018; (iii) Consolidated statements of other comprehensive income (loss) for the years ended December 31, 2019 and 2018; (iv) Consolidated statements of shareholders’ equity for the years ended December 31, 2019 and 2018; (v) Consolidated statements of cash flows for the years ended December 31, 2019 and 2018; and (vi) Notes to consolidated financial statements.

*  Certain exhibits and schedules (and similar attachments) to the Purchase Agreement and the Limited Liability Company Interest Purchase Agreement were omitted pursuant to Section 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule (or other attachment) to the SEC upon request.

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

x Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Abingdon, England, on March 6, 2020.

OXFORD IMMUNOTEC GLOBAL PLC

By:	/s/ Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D. Chief Executive Officer and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Wrighton-Smith, Ph.D., Matthew T E McLaughlin, and Janet Kidd, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 6, 2020 in the capacities indicated below.

Signature	Title	Date

/s/ Peter Wrighton-Smith, Ph.D.	Chief Executive Officer and Director	March 6, 2020
Peter Wrighton-Smith, Ph.D.	(Principal Executive Officer)

/s/ Matthew T E McLaughlin	Chief Financial Officer	March 6, 2020
Matthew T E McLaughlin	(Principal Financial and Accounting Officer)

/s/ Patrick J. Balthrop, Sr.	Chairman of the Board of Directors	March 6, 2020
Patrick J. Balthrop, Sr.

/s/ Ronald Andrews Jr.	Director	March 6, 2020
Ronald Andrews Jr.

/s/ Mark Klausner	Director	March 6, 2020
Mark Klausner

/s/ Patricia Randall	Director	March 6, 2020
Patricia Randall

/s/ Herm Rosenman	Director	March 6, 2020
Herm Rosenman

/s/ Richard A. Sandberg	Director	March 6, 2020
Richard A. Sandberg

/s/ James R. Tobin	Director	March 6, 2020
James R. Tobin

/s/ A. Scott Walton	Director	March 6, 2020
A. Scott Walton

Oxford Immunotec Global PLC

Index to financial statements

Audited consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Immunotec Global Plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Immunotec Global Plc (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

March 6, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the board of directors of Oxford Immunotec Global Plc

Opinion on Internal Control over Financial Reporting

We have audited Oxford Immunotec Global Plc’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Oxford Immunotec Global Plc  (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2020

Oxford Immunotec Global PLC

Consolidated balance sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$181,270	$192,844
Accounts receivable, net	13,669	9,158
Other receivables	4,660	4,500
Inventory, net	11,096	7,767
Prepaid expenses and other assets	5,186	2,511
Total current assets	215,881	216,780
Restricted cash, non-current	100	100
Other receivable	—	4,500
Property and equipment, net	7,095	7,144
Operating lease right-of-use assets	7,443	—
Goodwill	2,483	2,483
Other intangible assets, net	87	61
Deferred tax asset	2,163	1,052
Total assets	$235,252	$232,120

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,420	$2,801
Accrued liabilities	10,396	10,891
Current portion of operating lease liability	984	—
Settlement liability	—	4,106
Deferred income	19	125
Current portion of loans payable	—	85
Total current liabilities	13,819	18,008
Long-term portion of operating lease liability	7,710	—
Long-term portion of loans payable	32	106
Total liabilities	21,561	18,114

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary shares, £0.006705 nominal value; 39,824,703 and 38,978,604 shares authorized at December 31, 2019 and 2018, respectively, 26,419,961 and 26,439,334 shares issued and outstanding at December 31, 2019 and 2018, respectively	276	276
Additional paid-in capital	304,909	303,015
Accumulated deficit	(84,033)	(80,762)
Accumulated other comprehensive loss	(7,461)	(8,523)
Total shareholders’ equity	213,691	214,006

Total liabilities and shareholders’ equity	$235,252	$232,120

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of operations

(in thousands, except share and per share data)

	Year ended December 31,
	2019	2018

Revenue:
Product	$69,763	$54,687
Service	3,947	5,066
Total revenue	73,710	59,753

Cost of revenue:
Product	17,831	13,668
Service	1,457	3,158
Total cost of revenue	19,288	16,826
Gross profit	54,422	42,927
Operating expenses:
Research and development	8,698	8,122
Sales and marketing	28,424	26,500
General and administrative	22,313	25,952
Intangible assets impairment charges	—	879
Settlement expense	1,110	2,193
Total operating expenses	60,545	63,646
Operating loss from continuing operations	(6,123)	(20,719)
Other income (expense):
Interest income (expense), net	4,247	(1,797)
Loss on extinguishment of debt	—	(2,105)
Foreign exchange gains (losses)	(1,949)	111
Other income (expense)	68	(271)
Loss from continuing operations before income taxes	(3,757)	(24,781)
Income tax benefit from continuing operations	2,417	37,286
Income (loss) from continuing operations	(1,340)	12,505
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(469)	1,727
Gain on disposition	—	145,982
Income tax expense	—	(39,435)
Income (loss) from discontinued operations	(469)	108,274
Net income (loss)	$(1,809)	$120,779

Net income (loss) per ordinary share—basic:
Income (loss) from continuing operations	$(0.05)	$0.48
Income (loss) from discontinued operations	(0.02)	4.17
Net income (loss)	$(0.07)	$4.65

Net income (loss) per ordinary share—diluted:
Income (loss) from continuing operations	$(0.05)	$0.47
Income (loss) from discontinued operations	(0.02)	4.10
Net income (loss)	$(0.07)	$4.58

Weighted-average shares used to compute net income (loss) per ordinary share:
Basic	26,569,342	25,982,809
Diluted	26,569,342	26,397,875

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of other comprehensive income (loss)

(in thousands)

	Year ended December 31,
	2019	2018
Net income (loss)	$(1,809)	$120,779
Other comprehensive gain (loss), net of taxes:
Foreign currency translation adjustment, net of tax chargesof $151 and $791, respectively	1,062	(2,811)
Other comprehensive gain (loss), net of taxes	1,062	(2,811)
Total comprehensive income (loss)	$(747)	$117,968

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of shareholders’ equity

(in thousands)

	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total shareholders’ equity
Balance at December 31, 2017	$269	$294,613	$(201,541)	$(5,712)	$87,629
Exercise of share options	7	3,234	—	—	3,241
Share-based compensation expense	—	5,551	—	—	5,551
Tax on vesting of restricted share units	—	(383)	—	—	(383)
Other comprehensive loss	—	—	—	(2,811)	(2,811)
Net income	—	—	120,779	—	120,779
Balance at December 31, 2018	276	303,015	(80,762)	(8,523)	214,006
Exercise of share options	4	4,031	—	—	4,035
Share-based compensation expense	—	3,613	—	—	3,613
Tax on vesting of restricted share units	—	(224)	—	—	(224)
Other comprehensive income	—	—	—	1,062	1,062
Ordinary shares repurchased	(4)	(5,526)	(1,462)	—	(6,992)
Net loss	—	—	(1,809)	—	(1,809)
Balance at December 31, 2019	$276	$304,909	$(84,033)	$(7,461)	$213,691

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2019	2018

Cash flows from operating activities
Net income (loss)	$(1,809)	$120,779
Less: Net income (loss) from discontinued operations, net of tax	(469)	108,274
Net income (loss) from continuing operations	(1,340)	12,505

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,753	1,662
Non-cash rent expense	247	—
Non-cash interest	(184)	—
Intangible assets impairment charges	—	879
Accretion and amortization of loan fees	—	2,408
Share-based compensation expense	3,613	4,507
Loss on disposal of property and equipment	49	115
Deferred income taxes	(38)	(38,760)

Changes in operating assets and liabilities:
Accounts receivable, net	(4,263)	(3,390)
Inventory, net	(2,826)	(1,015)
Prepaid expenses and other assets	1,386	207
Accounts payable	(360)	(10,375)
Accrued liabilities	(5,093)	3,252
Other liabilities, net	—	(4,209)
Deferred income	(107)	95
Net cash used in operating activities from continuing operations	(7,163)	(32,119)

Cash flows from investing activities
Purchases of property and equipment	(1,658)	(5,350)
Net cash used in investing activities from continuing operations	(1,658)	(5,350)

Cash flows from financing activities
Proceeds from exercise of share options	4,035	3,241
Payments of tax withheld on vesting of restricted share units	(224)	(383)
Repurchases of ordinary shares	(6,992)	—
Payments on capital lease	—	(60)
Loss on extinguishment of debt	—	(2,105)
Change in loans payable	—	(30,000)
Net cash used in financing activities from continuing operations	(3,181)	(29,307)
Net cash flows of continuing operations	(12,002)	(66,776)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	—	14,729
Net investing cash flows provided by discontinued operations	—	156,218
Net financing cash flows used in discontinued operations	—	(48)
Net cash flows of discontinued operations	—	170,899
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	428	(1,711)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,574)	102,412
Cash, cash equivalents, and restricted cash at beginning of year	192,944	90,532
Cash, cash equivalents, and restricted cash at end of year	$181,370	$192,944

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Consolidated statements of cash flows (continued)

(in thousands)

	Year ended December 31,
	2019	2018

Supplemental disclosures
Cash received (paid) for interest	$4,071	$(2,656)
Cash paid for taxes	(2,702)	(76)

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

Discontinued operations

The Company reports the results of operations of a business that either has been disposed of or is classified as held for sale, in accordance with Accounting Standards Codification, or ASC 360, Property, Plant, and Equipment, in discontinued operations, as required by ASC 205, Presentation of Financial Statements. The Company presents such events as discontinued operations so long as the financial results can be clearly identified and the future operations and cash flows are completely eliminated from ongoing operations. The Company’s historical results for all periods presented are restated to account for businesses reported as discontinued operations in the Consolidated Financial Statements and these Notes. Unless otherwise specified, disclosures in the Consolidated Financial Statements and these Notes relate solely to our continuing operations.

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

Foreign currency translation

The functional currency for Oxford Immunotec Global PLC is the U.S. dollar. The functional currency for the Company’s operating subsidiaries are the Pound Sterling for Oxford Immunotec Limited, the U.S. dollar for Oxford Immunotec USA, Inc., and Immunetics, Inc., or Immunetics, the Yen for Oxford Immunotec K.K., the Chinese Yuan for Oxford Immunotec (Shanghai) Medical Device Co. Ltd. in China, the Euro for Boulder Diagnostics Europe GmbH and the Hong Kong dollar for Oxford Immunotec Asia Limited. Revenue and expenses of foreign operations are translated into U.S. dollars at the average rates of exchange during the year. Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates. The Company reflects resulting foreign currency translation adjustments in accumulated other comprehensive loss, which is a component of shareholders’ equity.

Realized and unrealized foreign currency transaction gains or losses, arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are included in “Other income (expense)” in the consolidated statements of operations unless the unrealized foreign currency transaction gains or losses relate to intercompany transactions of a long-term investment nature, then they are included in other comprehensive loss.

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and tri-party repurchase agreements that are collateralized by U.S. Treasury and agency securities of at least 102% of the principal amount. The Company has a policy that the collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. In a tri-party repurchase agreement, a third-party custodian bank is used to manage the exchange of funds and ensure that collateral received is maintained of at least 102% of the value of the reverse repurchase agreements on a daily basis thereby minimizing risk and exposure to both parties. The Company does not record an asset or liability as the Company is not permitted to sell or re-pledge the associated collateral. The reverse repurchase agreements have stated maturities of 90 days or less and are included in cash equivalents due to their high liquidity and relatively low risk.

The Company holds bank accounts in the United States, United Kingdom, Germany, Japan, China and South Korea. The Company maintains deposits in government insured financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), or ASC 842, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASC 842 on January 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and the corresponding operating lease right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The operating lease right-of-use assets also include any lease payments made prior to the commencement date and exclude lease incentives and initial direct costs incurred. The operating lease right-of-use assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate was determined at lease commencement, or as of January 1, 2019 for operating leases existing upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon modification to the lease arrangement.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on fair values to the lease components and non-lease components.

Revenue recognition

The Company’s revenues include product and service revenues. Product revenue from diagnostic test kit sales and related accessories is typically recognized at a point in time based upon the amount of consideration to which the Company expects to be entitled. For sales made with variable consideration, such as discounts, refunds, incentives, or other similar items, changes to the transaction price will be re-assessed at each reporting period until a final outcome is determined. Service revenue is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer. See Note 2. Revenue for disaggregation of revenue by type, indication and geography.

For each arrangement that results in revenues, the Company first identifies all performance obligations. Then, in order to determine the transaction price, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that there is only a remote possibility that a significant reversal of previously recognized revenue will occur. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period.

For the year ended December 31, 2019, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2019. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

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

Definite-lived intangible assets

Definite-lived intangible assets include technology licenses which are capitalized and amortized over estimated useful lives (generally in the range of five to twenty years) using the straight-line method.

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

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2019 and 2018, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued liabilities. See Note 3. Fair value measurement, to the consolidated financial statements for further information on the fair value of the Company’s financial instruments.

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

If a new award is substituted for a cancelled award, and designated as a replacement award on the date it is granted, the cancelled and new awards are treated as if they were a modification of the original award, as described in the previous paragraph.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASC 842, which requires lessees to reflect all leases with terms longer than 12 months on their balance sheets. As defined in ASC 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued amendments to the guidance, including the addition of an optional transition method. The Company’s process of evaluating the impact of ASC 842 has included reviewing all forms of leases and performing a completeness assessment over the lease population. The Company adopted ASC 842 on January 1, 2019 and applied the modified retrospective approach, which recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings. The Company took advantage of the transition package of practical expedients permitted within ASC 842, which among other things, allowed it to carryforward historical lease classifications. The Company made an accounting policy election that will keep leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As a result of adopting ASC 842, the Company recognized right-of-use assets of about $7.2 million and corresponding liabilities of about $8.2 million for its existing lease portfolio on its consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 has not had a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. The Company has included additional disclosures in Note 17. Commitments and contingencies to its condensed consolidated financial statements regarding its leasing portfolio, including key judgments and assumptions and the discount rates used in calculating the Company’s operating lease right-of-use assets and operating lease liabilities.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 prospectively as of January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position, results of operations or related disclosures.

Recently issued but not yet adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current U.S. GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance is currently expected to be effective for the Company for annual and interim periods beginning after December 15, 2022. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company is currently evaluating ASU 2016-13.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new guidance will be applied on a prospective basis. ASU 2017-04 will be effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests. Upon adoption, the Company does not currently expect that the application of ASU 2017-04 will have a material impact on the presentation of its results of operations, financial position, or related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance will be effective for the Company for annual and interim periods beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently evaluating ASU 2019-12.

2. Revenue

The following tables present the Company’s revenues disaggregated by type:

	Year ended December 31,
(in thousands)	2019	2018
Revenue
Product	$69,763	$54,687
Service	3,947	5,066
Total revenue	$73,710	$59,753

The following tables reflect revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Year ended December 31,
(in thousands, except percentages)	2019		2018
Revenue
United States	$24,177	33%	$16,442	28%
Europe and ROW	10,421	14%	9,153	15%
Asia	39,112	53%	34,158	57%
Total revenue	$73,710	100%	$59,753	100%

In the year ended December 31, 2019, the Company had four customers that represented more than 10% of the Company’s total annual revenue. The Company’s former Chinese distributor, Fosun, represented 15% of total annual revenue. In December 2019, the Company entered into a new non-exclusive distribution agreement with Shanghai Pharma, which represented 15% of 2019 revenue. The Company’s Japanese importer, Riken, represented 15% of total annual revenue. In the U.S., Quest accounted for 27% of the Company's total annual revenue.

Revenue from Shanghai Pharma is variable and depends on their margin, along with various other items that can only be determined subsequent to the Company’s shipment of products to them, and is only recognized in income to the extent management considers it is not constrained. Variable consideration estimates will be re-assessed at each reporting period until a final outcome is determined.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued liabilities approximate fair value due to their short-term nature. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.

The tables below present information about the Company’s financial assets measured at fair value on a recurring basis as of the respective dates and indicate the level of the fair value hierarchy utilized to determine such fair values. The Company had no financial liabilities measured at fair value on a recurring basis as of the dates indicated.

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$14,971	$14,971	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	154,258	—	154,258	—
Total	$169,229	$14,971	$154,258	$—

	December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$19,812	$19,812	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	165,157	—	165,157	—
Total	$184,969	$19,812	$165,157	$—

The fair value of the Company's financial assets includes money market funds and reverse repurchase agreements. Money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, was $15.0 million and $19.8 million as of December 31, 2019 and 2018, respectively, and are Level 1 assets as described above. Reverse repurchase agreements, included in cash and cash equivalents in the accompanying consolidated balance sheets, were $154.3 million and $165.2 million as of December 31, 2019 and 2018, respectively, and are Level 2 assets as described above. There were no unrealized gains or losses from reverse repurchase agreements at December 31, 2019 and 2018.

4. Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consists of the following:

	Year ended December 31,
(in thousands)	2019	2018

Cash	$12,041	$7,875
Cash equivalents:
U.S. Government money market funds	14,971	19,812
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	154,258	165,157
Restricted cash, non-current	100	100
Total cash, cash equivalents, and restricted cash	$181,370	$192,944

5. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

	December 31,
(in thousands)	2019	2018
Accounts receivable	$13,785	$9,246
Less allowance for uncollectible accounts receivable	(116)	(88)
Accounts receivable, net	$13,669	$9,158

Included in the accounts receivable balance as of December 31, 2019 is $1.6 million related to an arrangement with one of our customers for which we have satisfied our performance obligation, however we have not yet billed the customer as of the balance sheet date.

Activity for the allowance for uncollectible accounts receivable is as follows:

	December 31,
(in thousands)	2019	2018
Balance at beginning of period	$(88)	$—
Provision for bad debt expense	(36)	(88)
Write-off	8	—
Balance at end of period	$(116)	$(88)

6. Inventory, net

Inventory consisted of the following as of:

	December 31,
(in thousands)	2019	2018
Raw materials	$9,132	$6,169
Work in progress	—	190
Finished goods	1,964	1,408
Inventory	$11,096	$7,767

7. Property and equipment, net

Property and equipment, net consists of the following as of:

	December 31,
(in thousands)	2019	2018
Laboratory equipment	$3,834	$2,951
Leasehold improvements	5,999	5,663
Office equipment, furniture and fixtures	2,101	3,019
Software	870	1,626
Construction in progress	302	—
Property and equipment	13,106	13,259
Less accumulated depreciation	(6,011)	(6,115)
Property and equipment, net	$7,095	$7,144

For the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $1.7 million and $1.6 million, respectively. Depreciation expense includes amortization of capital leases.

Depreciable lives range from three to ten years for laboratory equipment, office equipment, leasehold improvements, and furniture and fixtures and three years for software and specialized shipping containers.

For the years ended December 31, 2019 and 2018, there were no material capital leases, disposals or retirements.

8. Goodwill and intangible assets

The Company has one reporting unit and goodwill represents the synergies realized in its acquisitions in 2016 of Imugen, Inc., or Imugen, and Immunetics, Inc., or Immunetics. In conjunction with the Transaction (see Note 19. Discontinued operations) and pursuant to ASC 350. Intangibles-Goodwill and other, the Company allocated a portion of the goodwill to the business being disposed of based on the relative fair value method. As a result, goodwill of $1.5 million was allocated to assets held for sale in the third quarter of 2018, the period that the held for sale election was determined. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at December 31, 2019 and 2018.

Acquired intangible assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$680	$593	$87
Total		$680	$593	$87

	As of December 31, 2018
	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$652	$591	$61
Total		$652	$591	$61

In conjunction with the Transaction, the net carrying amount of definite-lived intangible assets recorded in the acquisition of Imugen were disposed of and netted into the gain on sale.

The weighted average amortization period of our definite-lived intangible assets is 9.8 years. Amortization expense from continuing operations for the years ended December 31, 2019 and 2018 was $21,000 and $93,000, respectively. Amortization expense related to acquired intangible assets is estimated at $21,000 per year for 2020 and 2021.

Impairment review

Immunetics definite-lived intangible assets

The Company reviews the carrying value of its long-lived assets, including other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company evaluates recoverability based upon undiscounted future cash flows expected to be generated by such assets (group) over the remaining useful lives. On November 6, 2018, the Company sold its U.S. Laboratory Services Business to Quest pursuant to a Limited Liability Company Interest Purchase Agreement for approximately $170 million (See Note 19. Discontinued operations). Following this Transaction, Management held strategic meetings that resulted in an impairment review of the assets group related to Immunetics. Upon impairment review, the Company recorded a non-cash impairment charge of $879,000 to write off the Immunetics intangible assets in the fourth quarter of 2018.

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually in the fourth quarter of the year, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Based on the results of the Company’s annual review of goodwill, it has been determined that there is no impairment loss to be recorded in the fourth quarter of 2019.

9. Accrued liabilities

Accrued liabilities consist of the following as of:

	December 31,
(in thousands)	2019	2018
Employee related expenses	$4,827	$5,536
Royalties	1,291	1,354
Accrued discount	1,173	—
Professional services	959	863
Corporate tax	105	1,616
Other accrued liabilities	2,041	1,522
Total accrued liabilities	$10,396	$10,891

10. Loans payable

In June 2013, in conjunction with the lease for approximately 14,500 square feet of office space in Marlborough, Massachusetts, the Company received a payment of $582,000 from the landlord, representing approximately 80% of the cost to build-out the facility. In accordance with ASC 840, Leases, this reimbursement was recorded as a liability in loans payable and was being amortized over the life of the lease. At January 1, 2019, in conjunction with the adoption of ASC 842, the remaining balance of this loan of $159,000 was eliminated and reflected in the right-of-use asset for the Marlborough facility.

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

The Company never borrowed under the revolving line of credit.

11. Share capital

During the twelve months ended December 31, 2019, the Company issued 394,078 ordinary shares upon the exercise of options and 65,405 ordinary shares were issued upon the vesting of RSUs. During 2018, 694,322 ordinary shares were issued upon the exercise of options and 83,378 ordinary shares were issued upon the vesting of RSUs. There were 39,824,703 and 38,978,604 ordinary shares authorized as of December 31, 2019 and 2018, respectively, and 26,419,961 and 26,439,334 ordinary shares issued and outstanding, as of December 31, 2019 and 2018, respectively.

The Company began repurchasing shares in September 2019. For the four month period ended December 31, 2019, the Company purchased a total of 478,856 shares for a total cost of $7.0 million. All shares were repurchased under an authorization covering up to $100 million of the Company's ordinary shares in the aggregate including commissions, as approved by the Company's Board of Directors and approved by shareholders at the Company's Annual General Meeting held on June 18, 2019. Unless discontinued by the Company's Board of Directors, the share repurchase program will be valid for up to five years.

12. Share option and equity incentive plans

The Company has issued share options since 2003, restricted shares in 2014 and RSUs since 2015 to incentivize employees and directors providing services to the Company. Currently, the Company maintains two equity compensation plans, the Amended and Restated 2008 Stock Incentive Plan and the 2013 Share Incentive Plan, or the Plans. With the adoption of the 2013 Share Incentive Plan or the 2013 Plan, the Company is no longer authorized to grant awards under the Amended and Restated 2008 Stock Incentive Plan.

In November 2013, in connection with the Company’s IPO, the Company adopted the 2013 Plan, which provides for the grant of share options, restricted shares, RSUs and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan authorized the Company to grant up to 2,684,563 ordinary shares with such amount automatically increasing annually on each January 1st through January 1, 2023 by 4% of the number of shares outstanding on the close of business of the immediately preceding December 31st, provided that the board of directors may limit the increase to a smaller amount or to no increase in any given year. The 2013 Plan was amended in April 2017 to delete the provision that allows for yearly increases to the shares available for issuance under the Plan. At that time, the maximum number of shares available for future issuance was also capped at 2,684,563, which is the original amount of shares allocated for issuance under the 2013 Plan. At December 31, 2019, there were 1,552,474 shares available for future issuance under the 2013 Plan.

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

The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, taking into account the terms and conditions upon which options are granted. The fair value of the options is amortized on a straight-line basis over the requisite service period of the awards. The weighted-average grant date fair value per share relating to share options granted under the Plans during the years ended December 31, 2019 and 2018 was $7.23 and $6.15, respectively. Share-based compensation expense for restricted shares and RSUs is calculated based on the grant date market price of the shares and is also amortized on a straight-line basis over the requisite service period of the awards.

The fair value of each option granted under the Plans has been calculated on the date of grant using the following assumptions:

	2019	2018
Expected dividend yield (%)	—	—
Expected volatility (%)	43.82	43.70
Risk-free interest rate (%)	2.19	2.70
Expected life of option (years)	6.25	6.25
Weighted-average share price ($)	15.83	13.37
Weighted-average exercise price ($)	15.83	13.37
Model used	Black-Scholes Model	Black-Scholes Model

Expected dividend yield: The Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Expected volatility: As the Company operated as a private company until November 2013, there is limited historical volatility for the expected term of the options. Therefore, in the first half of the year, the Company used 50% of average share price volatility of the peer group companies and 50% of its own average share price volatility. In the second half of the year, the Company used 100% of its own average share price volatility, since a sufficient amount of historical information regarding the volatility of its own share price is now available.

Risk-free interest rate: The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected life of options (in years): Expected life of options represents the period that the Company’s share option grants are expected to be outstanding. As the Company operated as a private company until November 2013, there is limited historical share data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to value share option grants during the year. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Expected term calculated using the simplified method was in line with historical actuals.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical termination behavior and future expectations. The forfeiture rates are rounded in 5% increments. For the year ended December 31, 2018, forfeiture rates of 5% were applied to both management and non-management grants. For the year ended December 31, 2019, forfeiture rates of 0% and 5% were applied to management and non-management grants, respectively. The Company expects a lower management forfeiture rate due to changes in the business following the Quest transaction.

The following table illustrates the number of ordinary shares and weighted-average exercise prices, or WAEP, of, and movements in, share options during the year:

	Number of ordinary shares	WAEP
Outstanding as of December 31, 2018	2,563,169	$13.37
Granted	495,460	15.83
Exercised	(394,078)	10.24
Forfeited	(254,283)	14.10
Expired	(187,513)	16.34
Outstanding as of December 31, 2019	2,222,755	14.15
Vested or expected to vest as of December 31, 2019	2,210,714	$14.14
Exercisable as of December 31, 2019	1,228,244	$13.93

The following table illustrates the number of RSUs, and weighted-average fair value, or WAFV, of, and movements in, RSUs during the year:

	Number of ordinary shares	WAFV
Outstanding as of December 31, 2018	300,954	$13.88
Granted	167,159	16.07
Forfeited	(96,496)	14.56
Vested	(79,286)	13.70
Unvested balance as of December 31, 2019	292,331	14.96

As of December 31, 2019, there was $4.5 million and $3.2 million of total unrecognized compensation cost related to unvested share options and unvested RSUs, respectively, granted under the Plans. The cost for unvested share options and unvested RSUs is expected to be recognized over weighted-average periods of 2.5 years and 2.7 years, respectively.

The aggregate intrinsic value of all share options outstanding under the Plans as of December 31, 2019 and 2018 was $6.5 million and $2.8 million, respectively. The aggregate intrinsic value of share options that were exercisable under the Plans as of December 31, 2019 and 2018 was $4.4 million and $2.4 million, respectively.

During the years ended December 31, 2019 and 2018, current and former employees of the Company exercised a total of 394,078 and 694,322 share options, respectively, resulting in total proceeds of $4.0 million during 2019 and $3.2 million during 2018. The intrinsic value of share options exercised during the years ended December 31, 2019 and 2018 was $1.9 million and $6.7 million, respectively. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the Plans described above.

A summary of the activity of the Company’s unvested share options is as follows:

	Number of shares	Weighted-average grant date fair value
Balance as of December 31, 2018	1,161,530	$6.06
Granted	495,460	15.83
Vested	(408,196)	5.94
Forfeited	(254,283)	14.10
Balance as of December 31, 2019	994,511	6.59

The total fair value of shares vested for the years ended December 31, 2019 and 2018 was $2.4 million and $3.7 million, respectively.

The impact on the Company’s results of continuing and discontinued operations from share-based compensation for the years ended December 31, 2019 and 2018 was as follows:

(in thousands)	2019	2018
Cost of revenue	$74	$182
Research and development	385	758
Sales and marketing	1,173	965
General and administrative	1,981	2,602
Total continuing operations	3,613	4,507
Discontinued operations	—	1,044
Total share-based compensation	$3,613	$5,551

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

For the year ended December 31, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of approximately $2.6 million and $1.0 million, respectively. For the year ended December 31, 2018, the Company incurred shared-based compensation expense related to share options, restricted shares and RSUs of approximately $3.6 million and $2.0 million, respectively.

13. Net income (loss) per ordinary share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share:

	Year ended December 31,
($ in thousands)	2019	2018
Numerator:
Income (loss) from continuing operations	$(1,340)	$12,505
Income (loss) from discontinued operations	(469)	108,274
Net income (loss)	$(1,809)	$120,779

Denominator:
Weighted-average ordinary shares outstanding-basic	26,569,342	25,982,809
Dilutive effect of ordinary share equivalents resulting from ordinary share options, unvested restricted shares and RSUs	—	415,066
Weighted-average ordinary shares outstanding-diluted	26,569,342	26,397,875

The following numbers of outstanding ordinary share options, restricted shares and RSUs were excluded from the computation of diluted net loss per share for the periods with a net loss because their effect would have been anti-dilutive:

	Year ended December 31,
	2019	2018
Options to purchase ordinary shares	225,772	—
Unvested restricted shares and RSUs	61,741	—

14. Income taxes

The components of loss from continuing operations before income taxes are as follows for the years ended December 31:

(in thousands)	2019	2018
Domestic (United Kingdom)	$(8,368)	$12,623
Foreign (United States)	4,611	(37,404)
Loss from continuing operations before income taxes	$(3,757)	$(24,781)

The components for the income tax (expense) benefit from continuing operations are as follows for the years ended December 31:

(in thousands)	2019	2018
Current:
Federal	$—	$—
U.K.	1,401	(532)
Japan	(78)	(45)
China	(46)	(13)
State	(119)	—
Total current provision	1,158	(590)
Deferred:
Federal	1,515	30,665
U.K.	(896)	(1,343)
Japan	85	—
State	555	8,554
Total deferred benefit	1,259	37,876
Income tax benefit from continuing operations	$2,417	$37,286

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations and other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, we must allocate the tax provision to the other categories of earnings. As a result, during the year ended December 31, 2019, the Company recorded a tax expense of approximately $0.2 million in other comprehensive income related to unrealized gains on foreign currency translation adjustments in the U.K. A corresponding tax benefit was recorded as part of continuing operations. During the year ended December 31, 2018, the Company recorded a tax expense of approximately $39.4 million in discontinued operations related to the sale of the Company’s U.S. Laboratory Services Business to Quest. A corresponding tax benefit was recorded as part of continuing operations, representing the valuation allowance released on the beginning of the year net operating losses.

The Company’s effective income tax rate differs from the statutory domestic (United Kingdom) income tax rate as follows for the years ended December 31:

	2019	2018
Income tax rate	19.0%	19.0%
U.K. research and development credit	16.2	1.8
Permanent items	(6.1)	1.0
Prior period adjustments	5.9	(5.2)
State taxes	(19.0)	9.2
Other	(0.4)	2.0
Effect of foreign tax rate differential	(3.4)	2.9
Uncertain tax positions	2.5	(1.7)
Valuation allowance	49.6	121.5
Effective income tax rate	64.3%	150.5%

The Company is headquartered in the United Kingdom and the statutory U.K. corporate tax rate for each of the years ended December 31, 2019 and 2018 was 19%. The U.S. federal corporate tax rate for each of the years ended December 31, 2019 and 2018 was 21%. The Company is subject to taxation in the U.S. and various state, local and foreign jurisdictions. The Company remains subject to examination by various tax authorities for tax years 2016 through 2019. With a few exceptions, the Company is no longer subject to examinations by tax authorities for the tax years 2015 and prior. However, net operating losses from the tax years 2015 and prior would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

The United Kingdom’s Summer Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The current United Kingdom government has announced the intention to put the proposed reduction to 17% on hold.  However at the time of signing these accounts no legislation has been passed to effect this.  Accordingly, the Company has continued to measure its U.K. deferred taxes at the statutory tax rate of 17%.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows for the years ended December 31:

(in thousands)	2019	2018

Deferred tax assets:
U.S. federal net operating losses	$11,410	$11,478
State net operating losses (net of federal)	2,234	2,865
U.S. federal research and development credits	948	849
U.K. net operating losses	1,132	496
Share options	1,742	1,724
Accrued liabilities	406	1,052
Operating lease liabilities	101	—
State credits	536	512
Other	99	136
Total deferred tax assets	18,608	19,112
Valuation allowance	(16,127)	(17,991)
Total deferred tax assets	$2,481	$1,121

Deferred tax liabilities:
Intangibles	$(24)	$—
Operating lease right-of-use assets	(113)	—
Depreciation	(118)	—
Other assets	(63)	(69)
Total deferred tax liabilities	$(318)	$(69)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted. This tax reform legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% to 21% effective on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. This resulted in a decrease in the company’s net deferred tax asset and corresponding valuation allowance of $21.4 million. As the Company maintained a full valuation allowance against its net deferred tax asset position in the United States, this revaluation did not result in an income tax expense or benefit in the prior period. The other provisions of the TCJA did not have a material impact on the 2017, 2018 or 2019 consolidated financial statements.

For the years ended December 31, 2019 and 2018, the Company had United Kingdom Net Operating Losses (U.K. NOLs) of $6.7 million and $2.9 million, respectively. U.S. federal net operating loss carry forwards for the years ended December 31, 2019 and 2018 were $54.3 million and $54.7 million, respectively. U.S. State net operating loss carryforwards for the years ended December 31, 2019 and 2018 were $40.5 million and $50.3 million, respectively.

The U.S. federal and state net operating loss carryforwards begin to expire in 2020 and the U.K. NOLs can be carried forward indefinitely.

In the first quarter of 2019, the Company revised its transfer pricing methodology to reflect changes in the Company’s business model following the Transaction. Upon completion of the full transfer pricing study in the third quarter of 2019, the Company reassessed the realizability of its deferred tax assets based on all available evidence. As a result, for the year ended December 31, 2019, the Company recorded a reversal of $3.5 million of the previously recognized valuation allowances against its deferred tax assets in the US and added a $1.6 million valuation allowance against its net deferred tax assets in the U.K. The Company continues to record a valuation allowance against all other net deferred tax assets in the U.S. since it is not ‘more likely than not’ that these amounts will be realized.

The following table reflects the roll-forward of the Company’s valuation allowance:

(in thousands)	2019	2018
Beginning of year (January 1)	$17,991	$48,098
Decrease in valuation allowance	(1,864)	(30,107)
End of year (December 31)	$16,127	$17,991

Interest and penalties related to uncertain tax positions are recorded in tax expense and totaled $0 and $37,000 for the years ended December 31, 2019 and 2018, respectively. The liability recorded for potential penalties and interest was $37,000 at each of December 31, 2019 and 2018. The Company had a total recorded liability of $37,000 and $409,000 related to uncertain tax positions, inclusive of penalties and interest, as of December 31, 2019 and 2018, respectively, which is included in accrued liabilities in the consolidated balance sheets.

The aggregate changes in the balance of gross uncertain tax positions, which excludes interest and penalties, for the year ended December 31, 2019 were as follows (in thousands):

Balance at December 31, 2018	$372
Settlement/decreases related to tax positions taken during prior years	(372)
Increases related to tax positions taken during prior years	—
Increases related to tax positions taken during the current year	—
Balance at December 31, 2019	$—

The Company generates research and development credits in the United Kingdom which are refundable if a current year loss is incurred. In the United Kingdom for the year ended December 31, 2019, no amounts were reimbursed for research and development tax credits.

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

The Company’s existing license agreements related to its T-SPOT.TB test, as well as its previous license from Oxford Innovation, are generally exclusive in the stated field, cover a worldwide territory, are royalty-bearing and give the Company the right to grant sublicenses. The Company has minimum royalty obligations under each existing license agreement, which continue so long as patents licensed under the agreements remain unexpired.

The Company incurs royalties under each existing license agreement and has incurred royalties under the Oxford Innovation license agreement based on its product and service revenue. Effective January 2020, the Company’s payment obligations to Oxford Innovation in respect of amounts treated as royalties will cease. The aggregate royalty expense relating to these license agreements amounted to $1.4 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. The Company paid other license-related expenses, including patent prosecution expenses, milestone payments and assignment fees due to these licensors, amounting to $44,000 and $83,000 for the years ended December 31, 2019 and 2018, respectively. The aggregate royalty rate paid by the Company in each of the years ended December 31, 2019 and 2018, as a percentage of the gross product and service revenue of the Company, was 2%.

16. Employee benefit plans

In the United States, the Company has adopted a defined contribution plan (the U.S. Plan) which qualifies under Section 401(k) of the Internal Revenue Code. All U.S. employees of the Company who have attained 21 years of age are eligible for participation in the U.S. Plan upon employment. The effective date of the U.S. Plan was January 1, 2008. Under the U.S. Plan, participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company began matching employee contributions as of July 1, 2016 and paid $250,000 and $314,000 in matching contributions in the years ended December 31, 2019 and 2018, respectively. The lower payments for the year ended December 31, 2019 reflected the lower employee headcount following the Transaction in November 2018.

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. The U.K. Plan allows all U.K. employees to contribute a minimum of 5% of salary with no maximum limit. The contribution is matched by the Company, up to a maximum of 5% of salary. The Company paid to the U.K. Plan $864,000 in contributions in the year ended December 31, 2019 and $685,000 in the year ended December 31, 2018.

17. Commitments and contingencies

Operating leases

The Company has operating leases for real estate and non-real estate in the United States, United Kingdom, China, Japan, Singapore, and South Korea. One such operating lease is a sublease for real estate. The Company does not have any material finance leases.

The Company leases office, storage/warehouse, laboratory and manufacturing space in Abingdon, U.K., which leases are due to expire at various dates from December 31, 2020 to June 18, 2033.

In June 2018, the Company entered into a lease for new space in Abingdon, U.K., which extends through June 2033 that will allow it to combine its manufacturing, laboratory, storage and office operations into a single facility. The base rent on the facility over the lease term will range from $39,000 per month to $79,000 per month. With the exception of manufacturing and associated groups, the Company's U.K. operations are now located in this facility.

On March 1, 2013, the Company signed a five year lease for its U.S. corporate headquarters in Marlborough, Massachusetts. In August 2015, the Company entered into a lease amendment for this location to extend the term of the lease by two years through October 31, 2020. In addition, the lease amendment expanded the Company’s office space at this location by 7,600 square feet to a new total of 22,100 square feet. The base rent for the combined space over the remaining lease term ranges from a low of $38,000 per month, which includes $13,000 per month for the expansion space, which commenced in early 2016, to a high of $39,000 per month.

In connection with the sale of the Company's U.S. Laboratory Services Business to Quest, the Company entered into a sublease with Quest for approximately 9,000 square feet of warehousing and office space in Norwood, Massachusetts. The sublease expires in November 2020. The base rent for the space subject to sublease is approximately $17,000 per month.

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

The Company has existing leases that include non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the periods incurred. Such payments primarily include common area maintenance charges.

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. This will potentially result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. The Company has existing net leases in which the non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability, but instead are reflected as an expense in the period incurred. As of December 31, 2019, an operating lease right-of-use asset of $7.4 million and an operating lease liability of $8.7 million are reflected on the consolidated balance sheet.

The elements of the lease expense were as follows:

($ amounts in thousands)	Year Ended December 31, 2019

Lease Cost
Operating lease cost	$1,295
Short-term lease cost	751
Total lease cost	$2,046

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$1,024
Operating lease liabilities arising from obtaining right-of-use assets	592

Operating Leases
Weighted average remaining lease term (in years)	12.3

Operating Leases
Weighted average discount rate estimated using the Company's incremental borrowing rate	7.8%

Future lease payments required under non-cancelable operating leases in effect as of December 31, 2019 were as follows:

December 31,
(in thousands)	2019
2020	$1,197
2021	1,153
2022	1,096
2023	1,065
2024	1,061
Thereafter	8,166
Total lease payments	13,738
Less: imputed interest	(5,044)
Total operating lease liabilities	$8,694

The Company adopted ASC 842, Leases on January 1, 2019, as noted above and, as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments required under non-cancelable operating leases in effect as of December 31, 2018 were as follows:

December 31,
(in thousands)	2018
2019	$2,024
2020	1,848
2021	972
2022	855
2023	855
Thereafter	7,558
Total minimum lease payments	$14,112

Rent expense under operating leases was $2.3 million for the year ended December 31, 2018, which was prior to the adoption of ASC 842, Leases.

Purchase commitments

The Company has license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by the Company for access to certain technologies. In addition, the Company pays royalties as a percent of revenue as described in Note 15. Intellectual property—license agreements, to these consolidated financial statements. In addition, the Company has outstanding purchase obligations to its suppliers.

Future minimum payments required under license agreements and supplier purchase obligations in effect as of December 31, 2019 are as follows:

(in thousands)	License agreements	Supplier purchase obligations	Total
2020	$56	$7,669	$7,725
2021	56	1,200	1,256
2022	56	370	426
2023	56	370	426
2024	56	—	56
Thereafter	617	—	617
Total minimum payments	$897	$9,609	$10,506

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

18. Geographic revenue and long-lived assets distribution

The Company is domiciled in the United Kingdom and operates in three geographies: the United States, Europe and the Rest of the World (ROW), and Asia. Following is geographical information regarding the Company’s revenues for the years ended December 31, 2019 and 2018 and the Company’s long-lived assets as of December 31, 2019 and 2018.

	Revenue		Long-lived assets
	Years ended December 31,		As of December 31,
(in thousands)	2019	2018	2019	2018
United States	$24,177	$16,442	$1,365	$1,685
United Kingdom	4,363	3,626	5,518	5,248
Europe and ROW (excluding United Kingdom)	6,058	5,527	74	101
Europe and ROW	10,421	9,153	5,592	5,349
Asia	39,112	34,158	138	110
Total	$73,710	$59,753	$7,095	$7,144

China represented approximately 58% and 48% of Asia revenue in 2019 and 2018, respectively. Japan represented approximately 39% and 50% of Asia revenue in 2019 and 2018, respectively.

19. Discontinued operations

As previously disclosed, on September 25, 2018, Oxford Immunotec Global PLC (the “Company”), entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with Quest Diagnostics Incorporated, a Delaware corporation (“Quest”), Oxford Immunotec Limited, a limited company incorporated in England and Wales and a wholly owned subsidiary of the Company (“Oxford Limited”) and Oxford Immunotec, LLC, a Delaware limited liability company (formerly known as Oxford Immunotec, Inc., a Delaware corporation) and a wholly owned subsidiary of the Company (“Oxford LLC”), pursuant to which Oxford Limited agreed to sell, and Quest agreed to acquire, the Company’s U.S. Laboratory Services Business (the “U.S. Laboratory Services Business”) for gross proceeds of $170 million in cash (the “Transaction”). Of this amount, approximately $32.3 million was paid directly to MidCap in settlement of all amounts due, which included prepayment and exit fees of approximately $2.3 million as described in Note 10. Loans payable.

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

During the year ended December 31, 2018, Oxford Immunotec Limited sold kits to its discontinued operation, Oxford Immunotec, Inc., for use in the lab services business of $8.0 million that were eliminated in the Company’s consolidated results.

Transaction expenses of $3.3 million, primarily comprised of investment banking, legal, and accounting fees related to the pending disposition, were included in general and administrative expense for the year ended December 31, 2018.

The following table presents the results of discontinued operations for the year ended December 31, 2018:

(in thousands)	Year Ended December 31, 2018
Major classes of line items constituting income from discontinued operations before income taxes:
Service revenue	$53,325
Cost of service revenue	34,662
Gross profit	18,663
Research and development	5,751
Sales and marketing	7,592
General and administrative	3,593
Income from discontinued operations before income taxes	1,727
Gain on disposition	145,982
Income tax expense	(39,435)
Income from discontinued operations	$108,274

The only charge in 2019 occurred during the third quarter, when the Company recorded a charge in discontinued operations of $469,000 that resulted from adjustments on the remaining proceeds due from the Transaction.

During the fourth quarter of 2019, the Company received a payment of $4.1 million related to funds placed in escrow at the closing of the Transaction. Other receivables includes an additional escrow receivable of $4.5 million due in 2020.

20. Settlement expense

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

21. Subsequent events

In January and February 2020, the Company acquired a total of 384,437 of the Company's shares at a total cost of $6.0 million. All shares were repurchased under an authorization covering up to $100 million of the Company's ordinary shares in the aggregate including commissions, as approved by the Company's Board of Directors and approved by shareholders at the Company's Annual General Meeting held on June 18, 2019. Unless discontinued by the Company's Board of Directors, the share repurchase program will be valid for up to five years.