Form 10-Q
period 2020-03-31
Oxford Immunotec Global PLC
filed 2020-05-05
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐   No ☒

As of April 27, 2020, there were 25,946,042 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended March 31, 2020

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Quarterly Report, and the exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact in this Quarterly Report are forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, operations, condition, liquidity, prospects, opportunities, performance, achievements and industry results, as well as those of the markets we serve or intend to serve, to differ materially from those currently anticipated. Forward-looking statements are not assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us, and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	given our prior history of losses, our ability to achieve and sustain profitability and our ability to manage our growth;
●

our ability to continue to sell our T-SPOT.TB at current prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;
●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;
●	continued demand for diagnostic products for tuberculosis and other immune-regulated conditions and the development of new market opportunities;
●	our ability to compete successfully in our target markets and to maintain and expand our sales network;
●	the impact of global economic and political developments on our business, including economic slowdowns or recessions resulting from the recent outbreak of coronavirus, or COVID-19;
●	natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which would likely reduce demand for, or inhibit our ability to supply, our products;
●	coverage and reimbursement decisions of insurers and other third-party payors, as well as guidelines, recommendations and studies published by various organizations related to the use of our products;
●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratory and manufacturing facilities, natural disasters, public health crises and other catastrophic events;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
●	the impact of any disruptions resulting from the United Kingdom's, or the U.K.’s, withdrawal from the European Union on January 31, 2020, and further withdrawal issues, timing and transition agreements;
●

potential changes in social, political, regulatory and economic conditions or laws and policies governing the health care system, tax laws of the United States, or the U.S., and laws and regulations impacting foreign trade in the U.S. and abroad, including the ongoing trade dispute between the U.S. and China, immigration, manufacturing, development and investment in the U.S. and in other territories and countries where we or our customers and suppliers operate;

●	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
●	our ability to attract or retain key members of our management;
●	the impact of taxes on our business, including our ability to use net operating losses;
●	our ability to maintain effective internal control over financial reporting and the possibility of identifying material weaknesses in our internal control over financial reporting;
●	the impact of legislative and regulatory developments, including healthcare and tax reform, on our business;
●	the impact of any product liability, intellectual property and commercial litigation on our business;
●	the impact of disruptions in, or breach of, our information technology systems, or those of third parties that manage such systems, including as a result of cyber-attacks, and other similar matters which could result in, among other things, personal information or protected health information being improperly accessed, tampered with or disclosed;
●

our ability to comply with Securities and Exchange Commission, or SEC, reporting obligations, as well as domestic and international anti-fraud, anti-corruption, privacy, environmental, health and safety laws and regulations;

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

You should refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as that Risk Factor included in Part II, Item 1A, “Risk Factors”, in this Quarterly Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any forward-looking statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,485	$181,270
Accounts receivable, net	13,241	13,669
Other receivables	4,679	4,660
Inventory, net	10,854	11,096
Prepaid expenses and other assets	5,457	5,186
Total current assets	200,716	215,881
Restricted cash, non-current	100	100
Property and equipment, net	7,314	7,095
Operating lease right-of-use assets	6,824	7,443
Goodwill	2,483	2,483
Other intangible assets, net	75	87
Deferred tax asset	1,570	2,163
Total assets	$219,082	$235,252

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,461	$2,420
Accrued liabilities	8,490	10,396
Current portion of operating lease liability	1,038	984
Deferred income	43	19
Total current liabilities	14,032	13,819
Long-term portion of operating lease liability	7,010	7,710
Long-term portion of loans payable	32	32
Total liabilities	21,074	21,561

Commitments and contingencies (Note 12)

Shareholders' equity:
Ordinary shares, £0.006705 nominal value; 39,293,813 and 39,824,703 shares authorized at March 31, 2020 and December 31, 2019, respectively, and 25,945,744 and 26,419,961 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	272	276
Additional paid-in capital	299,574	304,909
Accumulated deficit	(91,650)	(84,033)
Accumulated other comprehensive loss	(10,188)	(7,461)
Total shareholders' equity	198,008	213,691
Total liabilities and shareholders' equity	$219,082	$235,252

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended
	March 31,
(in thousands, except share and per share data)	2020	2019
Revenue	$13,911	$14,789
Cost of revenue	3,604	4,228
Gross profit	10,307	10,561
Operating expenses:
Research and development	2,657	2,324
Sales and marketing	7,209	6,279
General and administrative	7,024	5,208
Settlement expense	—	99
Total operating expenses	16,890	13,910
Operating loss from continuing operations	(6,583)	(3,349)
Other income (expense):
Interest income	619	1,200
Foreign exchange gains (losses)	963	(884)
Loss from continuing operations before income taxes	(5,001)	(3,033)
Income tax benefit (expense) from continuing operations	(209)	1,537
Loss from continuing operations	(5,210)	(1,496)
Discontinued operations:
Income from discontinued operations before income taxes	147	—
Income tax expense from discontinued operations	(964)	—
Loss from discontinued operations	(817)	—
Net loss	$(6,027)	$(1,496)

Net loss per ordinary share - basic and diluted:
Loss from continuing operations	$(0.20)	$(0.06)
Loss from discontinued operations	(0.03)	—
Net loss	$(0.23)	$(0.06)

Weighted-average shares used to compute net loss per ordinary share - basic and diluted	26,140,524	26,515,871

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended
	March 31,
(in thousands)	2020	2019
Net loss	$(6,027)	$(1,496)

Other comprehensive income (loss):
Foreign currency translation adjustment, including tax benefit (expense) of $(679) and $319, respectively	(2,727)	1,167
Other comprehensive income (loss), net of tax	(2,727)	1,167

Total comprehensive loss	$(8,754)	$(329)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of shareholders’ equity

(unaudited)

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2019	$276	$304,909	$(84,033)	$(7,461)	$213,691
Exercise of share options	—	1	—	—	1
Share-based compensation expense	—	957	—	—	957
Tax on vesting of restricted share units	—	(155)	—	—	(155)
Other comprehensive income	—	—	—	(2,727)	(2,727)
Ordinary shares repurchased	(4)	(6,138)	(1,590)	—	(7,732)
Net loss	—	—	(6,027)	—	(6,027)
Balance at March 31, 2020	$272	$299,574	$(91,650)	$(10,188)	$198,008

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2018	$276	$303,015	$(80,762)	$(8,523)	$214,006
Exercise of share options	2	1,800	—	—	1,802
Share-based compensation expense	—	845	—	—	845
Tax on vesting of restricted share units	—	(145)	—	—	(145)
Other comprehensive income	—	—	—	1,167	1,167
Net loss	—	—	(1,496)	—	(1,496)
Balance at March 31, 2019	$278	$305,515	$(82,258)	$(7,356)	$216,179

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Three months ended
	March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(6,027)	$(1,496)
Less: Net loss from discontinued operations, net of tax	(817)	—
Net loss from continuing operations	(5,210)	(1,496)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	466	470
Provision for inventory	355	—
Non-cash rent expense	48	59
Non-cash interest	(16)	—
Share-based compensation expense	957	845
Deferred income taxes	(87)	(279)
Changes in operating assets and liabilities:
Accounts receivable, net	(94)	(900)
Inventory, net	(753)	(2,021)
Prepaid expenses and other assets	(469)	(1,717)
Accounts payable	1,814	142
Accrued liabilities	(2,568)	(762)
Deferred income	25	85
Net cash used in operating activities from continuing operations	(5,532)	(5,574)
Cash flows from investing activities
Purchases of property and equipment	(605)	(142)
Net cash used in investing activities from continuing operations	(605)	(142)
Cash flows from financing activities
Proceeds from exercise of share options	1	1,799
Payments of tax withheld on exercises of options and vesting of restricted share units	(155)	(145)
Repurchases of ordinary shares	(7,732)	—
Net cash provided by (used in) financing activities from continuing operations	(7,886)	1,654
Net cash flows of continuing operations	(14,023)	(4,062)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	147	—
Net investing cash flows used in discontinued operations	—	—
Net financing cash flows used in discontinued operations	—	—
Net cash flows of discontinued operations	147	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(909)	736
Net decrease in cash, cash equivalents, and restricted cash	(14,785)	(3,326)
Cash, cash equivalents, and restricted cash at beginning of period	181,370	192,944
Cash, cash equivalents, and restricted cash at end of period	$166,585	$189,618

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at March 31, 2020, the results of operations for the three-month periods ended March 31, 2020 and 2019 and the cash flows for the three-month periods ended March 31, 2020 and 2019. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2019, has been derived from the Company's audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this Quarterly Report should be read in conjunction with the 2019 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 6, 2020, or the 2019 Form 10-K.

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and tri-party reverse repurchase agreements that are collateralized by U.S. Treasury and agency securities of at least 102% of the principal amount. The Company has a policy that the collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. In a tri-party reverse repurchase agreement, a third-party custodian bank is used to manage the exchange of funds and ensure that collateral received is maintained of at least 102% of the value of the reverse repurchase agreements on a daily basis thereby minimizing risk and exposure to both parties. The Company does not record an asset or liability as the Company is not permitted to sell or re-pledge the associated collateral. The reverse repurchase agreements have stated maturities of 90 days or less and are included in cash equivalents due to their high liquidity and relatively low risk.

The Company holds bank accounts in the United States, the United Kingdom, Germany, Japan, China and South Korea. The Company maintains deposits in government insured financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Restricted cash relates to collateral for procurement cards issued by a U.S. commercial bank.

Software developed for internal use

The Company accounts for the costs of software obtained or developed for internal use in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangibles – Goodwill and Other, or ASC 350. Computer software development costs are expensed as incurred, except for internal use software costs that qualify for capitalization as described below and include the cost of computer software and costs incurred in developing features and functionality. These capitalized costs are included in property and equipment, net in the condensed consolidated balance sheets. The Company expenses costs incurred in the preliminary project and post implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. Software costs are amortized using the straight-line method over estimated useful lives commencing when the software project is ready for its intended use.

Revenues

The Company’s revenues include product and service revenues. Product revenue from diagnostic test kit sales and related accessories is typically recognized at a point in time based upon the amount of consideration to which the Company expects to be entitled. For sales made with variable consideration, such as discounts, refunds, incentives, or other similar items, changes to the transaction price will be re-assessed at each reporting period until a final outcome is determined. Service revenue is recorded based upon contractually established billing rates and recognized upon delivery of test results to the customer. See Note 2. Revenue for disaggregation of revenue by geography.

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

For the three months ended March 31, 2020, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet as of March 31, 2020. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

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

The Company recorded income tax expense of $209,000 for the three months ended March 31, 2020, representing an effective income tax rate of (4.18)%. The income tax expense for the three months ended March 31, 2020 was primarily related to discrete adjustments recorded in the period for an increase in valuation allowance on certain U.S state attributes and the write down of prepaid taxes. The Company’s effective income tax rate for the three months ended March 31, 2020 differs from the Company’s U.K statutory rate of 19%, primarily because the majority of its U.K. loss cannot be benefited due to the full valuation allowance position. The Company recorded an income tax benefit of $1.5 million for the three months ended March 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. The CARES Act, among other provisions, permits carryovers and carrybacks of net operating losses generated in 2018 through 2020 to offset 100% of taxable income. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect it to have a material impact on its financial statements.

The remainder of the significant accounting estimates and policies used in preparation of the condensed consolidated financial statements disclosed in Note 1. Description of business and significant accounting policies to the consolidated financial statements in the 2019 Form 10-K remain unchanged.

Recently adopted accounting pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company adopted ASU 2017-04 as of January 1, 2020 on a prospective basis. The adoption of ASU 2017-04 has not had a material impact on the Company's results of operations, financial position or related disclosures.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies certain disclosure requirements on fair value measurements. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are required to be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of ASU 2018-13 has not had a material impact on the Company's disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 as of January 1, 2020 using the prospective transition approach, which allows the Company to change the accounting method without restating prior periods or recording a cumulative adjustment. The adoption of ASU 2018-15 has not had a material impact on the Company's results of operations, financial position or related disclosures.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, or ASU 2019-01, to clarify certain requirements of Accounting Standards Codification 842, Leases. The Company adopted ASU 2019-01 as of January 1, 2020. The adoption of ASU 2019-01 has not had a material impact on the Company's results of operations, financial position or related disclosures.

Recently issued but not yet adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Under current U.S. GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance is to be effective for smaller reporting companies for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company is currently evaluating ASU 2016-13.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance will be effective for the Company for interim and annual periods beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently evaluating ASU 2019-12.

2. Revenue

The following table presents the Company's revenue disaggregated by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended March 31,
(in thousands)	2020	2019
Revenue
United States	$5,728	$5,531
Europe and ROW	3,123	2,762
Asia	5,060	6,496
Total revenue	$13,911	$14,789

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

	March 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$26,024	$26,024	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	123,016	—	123,016	—
Total	$149,040	$26,024	$123,016	$—

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$14,971	$14,971	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	154,258	—	154,258	—
Total	$169,229	$14,971	$154,258	$—

The fair value of the Company's financial assets includes money market funds and reverse repurchase agreements. Money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, was $26.0 million and $15.0 million as of March 31, 2020 and December 31, 2019, respectively, and are Level 1 assets as described above. Reverse repurchase agreements, included in cash and cash equivalents in the accompanying consolidated balance sheets, were $123.0 million and $154.3 million as of March 31, 2020 and December 31, 2019, respectively, and are Level 2 assets as described above. There were no unrealized gains or losses from reverse repurchase agreements at March 31, 2020 and December 31, 2019.

4. Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
Cash	$17,445	$12,041
Cash equivalents:
U.S. Government money market funds	26,024	14,971
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	123,016	154,258
Restricted cash, non-current	100	100
Total cash, cash equivalents, and restricted cash	$166,585	$181,370

5. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	March 31, 2020	December 31, 2019
Accounts receivable	$13,275	$13,785
Less allowance for uncollectible accounts receivable	(34)	(116)
Accounts receivable, net	$13,241	$13,669

Included in the accounts receivable balance as of March 31, 2020 and December 31, 2019 is $1.6 million related to an arrangement with one of our customers for which we have satisfied our performance obligation, however, we have not yet billed the customer as of the balance sheet date.

6. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$8,904	$9,132
Finished goods	1,950	1,964
Inventory, net	$10,854	$11,096

7. Goodwill and acquired intangible assets

The Company has one reporting unit, and goodwill represents the synergies realized in its acquisitions of Imugen, Inc. and Immunetics, Inc. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at March 31, 2020 and December 31, 2019.

Acquired intangible assets consisted of the following as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$639	$564	$75
Total		$639	$564	$75

	As of December 31, 2019
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$680	$593	$87
Total		$680	$593	$87

8. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2020	December 31, 2019
Employee related expenses	$3,126	$4,827
Accrued discount	1,173	1,173
Corporate tax	1,042	105
Professional services	965	959
Royalties	83	1,291
Other accrued liabilities	2,101	2,041
Total accrued liabilities	$8,490	$10,396

9. Share capital

During the three-month period ended March 31, 2020, the Company issued 16,564 ordinary shares upon the exercise of options and 40,109 ordinary shares were issued upon the vesting of restricted share units, or RSUs. During the year ended December 31, 2019, the Company issued 394,078 ordinary shares upon the exercise of options and 65,405 ordinary shares were issued upon the vesting of RSUs.

In 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of its ordinary shares in the aggregate, subject to the approval of its shareholders by an ordinary resolution at its 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by the Company’s shareholders at its Annual General Meeting held on June 18, 2019. The Company began repurchasing shares in September 2019. For the four month period ended December 31, 2019, the Company purchased a total of 478,856 shares for a total cost of $7.0 million. During the three-month period ended March 31, 2020, the Company repurchased 530,890 ordinary shares at a total cost of $7.7 million. The share repurchase program allows for a maximum repurchase of $100 million of the Company’s ordinary shares, including commissions. At March 31, 2020, $85.3 million of ordinary shares remain eligible for repurchase. In an effort to conserve cash, as a result of the COVID-19 pandemic, the Company has currently paused its share repurchase program. The repurchase program may be resumed by the Company at any time prior to its expiration or earlier termination. The share repurchase program may be suspended, modified or terminated at any time. The Company has no obligation to repurchase any amount of its ordinary shares under the program. Unless terminated by the Company's Board of Directors, the share repurchase program will be valid for up to five years.

10. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Cost of revenue	$22	$4
Research and development	134	(18)
Sales and marketing	305	224
General and administrative	496	635
Total share-based compensation	$957	$845

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

During the three-month period ended March 31, 2020, the Company granted to certain employees 347,476 share options with an exercise price of $12.19 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended March 31, 2020 was $5.02 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended March 31, 2020, the Company awarded 251,657 RSUs. RSUs vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the vesting start date; 30% on the third anniversary of the vesting start date; and 30% on the fourth anniversary of the vesting start date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three months ended March 31, 2020, the Company incurred shared-based compensation expense related to share options and RSUs of $636,000 and $321,000, respectively. For the three months ended March 31, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $649,000 and $196,000, respectively.

As of March 31, 2020, there was $4.4 million and $5.9 million of total unrecognized compensation cost related to unvested share options and RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.2 years for share options and 3.1 years for RSUs.

11. Net loss per ordinary share

The following numbers of outstanding ordinary share options and unvested RSUs were excluded from the computation of diluted net loss per ordinary share for the periods presented because their effect would have been anti-dilutive:

	Three months ended March 31,
	2020	2019
Outstanding options to purchase ordinary shares	135,301	306,951
Unvested RSUs	58,534	62,263

12. Leases

Operating leases

The Company has operating leases for real estate and non-real estate in the United States, United Kingdom, China, Japan, Singapore, and South Korea. One such operating lease is a sublease for real estate. The Company does not have any material finance leases.

In March 2020, the Company entered into a lease for new space in Marlborough, Massachusetts, which extends through November 2028 that will allow it to combine its warehousing and office space, currently located in Norwood, Massachusetts, with its U.S. corporate headquarters that is currently located in a separate location in Marlborough, Massachusetts, into a single facility. As of March 31, 2020, the property was not yet available for use by the Company and no right-of-use asset and corresponding lease liability were therefore recorded. Through July 2020, no rent will be due. The base rent on the facility over the remainder of the lease term will range from $30,000 per month to $38,000 per month.

13. Discontinued operations

In September 2018, the Company and certain of its subsidiaries entered into a Limited Liability Company Interest Purchase Agreement, or the Purchase Agreement, with Quest, pursuant to which the Company sold its U.S. Laboratory Services Business to Quest, or the Transaction, for gross proceeds of $170 million in cash. Of this amount, approximately $32.3 million was paid directly to MidCap Financial Trust in settlement of all amounts due under the Company’s debt financing agreement, which included prepayment and exit fees of approximately $2.3 million.

At the time of sale, the U.S. Laboratory Services Business had a carrying value of $27.9 million. The Company recorded a gain of $146.0 million in connection with the Transaction, which amount was included in income from discontinued operations before income taxes in the Company’s consolidated statement of operations during the three months ended December 31, 2018.

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, or TSA, that was concluded in 2019, (ii) a technology license agreement that will remain in effect until the date of expiration or lapse of the last “Blood Stability Patent” to expire or lapse, and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Quest agreed to purchase T-SPOT.TB test kits and related accessories. The Supply Agreement will last for a period of seven years after the effective date unless terminated earlier by a party to the Supply Agreement. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T-SPOT.TB testing in the U.S. that will remain in effect until the expiration or termination of the Supply Agreement.

During the first quarter of 2020, the Company recorded a net charge from discontinued operations of $817,000 that included a correction of an immaterial prior period error of $925,000 related to a state tax assessment along with current taxes of $39,000, partially offset by a $147,000 adjustment on the remaining proceeds due from the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” in this Quarterly Report for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, including in Part II, Item 1A, “Risk Factors” and in the 2019 Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K.

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

We have incurred significant losses from inception and as of March 31, 2020 had an accumulated deficit of $91.7 million. Our revenue for the three months ended March 31, 2020 and 2019 was $13.9 million and $14.8 million, respectively. Our net loss for the three months ended March 31, 2020 was $6.0 million compared to a net loss of $1.5 million for the three months ended March 31, 2019.

Impact of COVID-19 on our business

As the COVID-19 pandemic continues to spread and impact global populations and economies, we continue to evaluate the impact of COVID-19 on both the broad diagnostics market, and on the Company’s operations more particularly. Given the importance of supporting patients with tuberculosis, which continues to be the leading cause of infectious disease death worldwide, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to our diagnostic tests, while taking into account regulatory, institutional, and government guidance, policies and protocols. COVID-19 has affected the global economy as a whole, including the economies and industries in which we operate. Uncertainties regarding the scope and impact of the recent outbreak of COVID-19 has caused a re-prioritization of public health activities. This has impacted our sales, sources of supply and operations, along with the operations of our suppliers, other partners and customers, particularly as COVID-19 protocols and resources have restricted patient access to hospitals, physicians’ offices and other testing sites. Additionally, COVID-19 has restricted our sales representatives’ access to these sites. As a result, COVID-19 has impacted our current performance and continues to represent a risk to our future performance.

The ultimate impacts of COVID-19 on our business are currently unknown. We are actively monitoring the situation and may take precautionary and preemptive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for our products.

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

Revenue by geography

We have a direct sales force in the U.S., certain European countries, China and Japan. Additionally, we market and sell our products through distributors in various countries, including some where we also have direct sales forces. As a result, our revenue is denominated in multiple currencies.

China's National Medical Products Administration, or the NMPA (formerly known as the China Food and Drug Administration, or the CFDA) requires that companies re-register their product every five years. Consistent with NMPA re-registration requirements, we secured re-registration of our test on April 13, 2020, which registration lasts until April 12, 2025. We have been able to continue to supply the Chinese market throughout the last several months, including during the ongoing COVID-19 pandemic and while working to obtain the re-registration.

The first quarter is typically the weakest quarter of the year for sales in Asia. For the first quarter of 2020, this has been exacerbated by the impact of COVID-19 in China, where testing consumption was down significantly. TB testing volumes in the U.S. increased due to our business with Quest, tempered by Quest looking to reduce inventory levels over the first half of 2020 to move to a more just-in-time shipment pattern. Europe and ROW revenue improved in the first quarter of 2020, as compared to the first quarter of 2019, as a reflection of strong revenue growth in the U.K., France and Russia. However, testing in various geographies started to be affected, as COVID-19 has spread around the globe.

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total revenue, based on the billing address of our customers.

	Three months ended March 31,
(in thousands, except percentages)	2020		2019
Revenue
United States	$5,728	41%	$5,531	37%
Europe and ROW	3,123	23%	2,762	19%
Asia	5,060	36%	6,496	44%
Total revenue	$13,911	100%	$14,789	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements.

During the three months ended March 31, 2020 and 2019, our cost of revenue represented 26% and 29%, respectively, of our total revenue.

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 74% and 71% for the three months ended March 31, 2020 and 2019, respectively.

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

During the three months ended March 31, 2020 and 2019, our research and development expense represented 19% and 16%, respectively, of our total revenue.

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

During the three months ended March 31, 2020 and 2019, our sales and marketing expense represented 52% and 42%, respectively, of our total revenue.

General and administrative expense

Our general and administrative expense includes costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. Additionally, general and administrative expense for the three months ended March 31, 2019 included a credit for income from the transitional services agreement with Quest that was entered into in conjunction with the Transaction. We expense all general and administrative expenses as incurred.

During the three months ended March 31, 2020 and 2019, our general and administrative expense represented 50% and 35%, respectively, of our total revenue.

Settlement expense

Settlement expense of $99,000 for the three months ended March 31, 2019 relates to the June 30, 2017 Release and Settlement Agreement with Statens Serum Institut, or SSI, or the SSI Settlement Agreement, we entered into to resolve outstanding disputes arising from a license agreement with SSI. The terms of the SSI Settlement Agreement are confidential.

Interest income

Interest income includes interest income on our available cash balances, which are primarily invested in money market funds and reverse repurchase agreements, primarily in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Essentially all our cash is in the U.S. and the U.K.

Foreign exchange gains (losses)

Foreign exchange gains (losses) largely resulted from U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW, and Asia, and our revenue is denominated in multiple currencies. Sales in the U.S. and South Korea are denominated in U.S. dollars while sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in China were historically denominated in U.S. dollars, however, effective with the third quarter of 2019, some sales are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

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

Results of operations

Comparison of three months ended March 31, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended March 31,
	2020		2019		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$13,911	100%	$14,789	100%	$(878)	(6)%
Cost of revenue	3,604	26%	4,228	29%	(624)	(15)%
Gross profit	10,307	74%	10,561	71%	(254)	(2)%
Operating expenses:
Research and development	2,657	19%	2,324	16%	333	14%
Sales and marketing	7,209	52%	6,279	42%	930	15%
General and administrative	7,024	50%	5,208	35%	1,816	35%
Settlement expense	—	0%	99	1%	(99)	(100)%
Total operating expenses	16,890	121%	13,910	94%	2,980	21%
Operating loss from continuing operations	(6,583)	(47)%	(3,349)	(23)%	(3,234)	97%
Interest income	619	4%	1,200	8%	(581)	(48)%
Foreign exchange gains (losses)	963	7%	(884)	(6)%	1,847	(209)%
Loss from continuing operations before income taxes	(5,001)	(36)%	(3,033)	(21)%	(1,968)	65%
Income tax benefit (expense) from continuing operations	(209)	(2)%	1,537	10%	(1,746)	(114)%
Loss from continuing operations	(5,210)	(37)%	(1,496)	(10)%	(3,714)	248%
Discontinued operations:
Income from discontinued operations before income taxes	147	1%	—	0%	147	NM
Income tax expense	(964)	(7)%	—	0%	(964)	NM
Income from discontinued operations	(817)	(6)%	—	0%	(817)	NM
Net loss	$(6,027)	(43)%	$(1,496)	(10)%	$(4,531)	303%

Revenue

Revenue decreased by 6% to $13.9 million for the three months ended March 31, 2020 from $14.8 million for the same period in 2019, primarily reflecting the impact of COVID-19 in China.

U.S. revenue increased by 4% to $5.7 million for the three months ended March 31, 2020 from $5.5 million for the same period in 2019, due to growth in testing volumes in 2020, as compared to 2019.

Asia revenue decreased by 22% to $5.1 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily reflecting the impact of COVID-19 in China. On a non-generally accepted accounting principles, or non-GAAP, constant currency basis, revenue for Asia would have decreased by 21%. Europe and ROW revenue increased 13% to $3.1 million for the three months ended March 31, 2020 compared to the same period in 2019. On a non-GAAP constant currency basis, Europe and ROW revenue would have increased by 17% in 2020 compared to 2019.

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

By geography, total revenues were:

	Three months ended March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Revenue
United States	$5,728	$5,531	$197	4%
Europe and ROW	3,123	2,762	361	13%
Asia	5,060	6,496	(1,436)	(22)%
Total revenue	$13,911	$14,789	$(878)	(6)%

Cost of revenue and gross margin

Cost of revenue decreased by 15% to $3.6 million for the three months ended March 31, 2020 compared to the same period in 2019, due largely to decreased revenue in 2020. Gross margin for the three months ended March 31, 2020 was 74% compared to 71% for the same period in 2019.

Research and development expense

Research and development expense increased to $2.7 million for the three months ended March 31, 2020 from $2.3 million for the same period in 2019. The increase included a $284,000 increase in clinical expenses. As a percentage of total revenue, research and development expense was 19% for the three months ended March 31, 2020 compared to 16% for the same period in 2019.

Sales and marketing expense

Sales and marketing expense increased to $7.2 million for the three months ended March 31, 2020 from $6.3 million for the same period in 2019. The increase largely resulted from a $386,000 increase in salary and employee-related expenses and an increase of $373,000 for marketing expenses, including the expansion of our sales, marketing and medical affairs team in China in parallel with our transition to a more direct selling model there. As a percentage of total revenue, sales and marketing expense increased to 52% for the three months ended March 31, 2020 compared to 42% for the same period in 2019.

General and administrative expense

General and administrative expense increased to $7.0 million for the three months ended March 31, 2020 from $5.2 million for the same period in 2019. The increase included increases in various expenses made to support the growth of the Company, including $326,000 in salary and employee-related expenses. Also, general and administrative expense for the three months ended March 31, 2019 was net of a credit for payments received under the former TSA with Quest of $844,000. As a percentage of total revenue, general and administrative expense increased to 50% for the three months ended March 31, 2020 from 35% for the same period in 2019.

Settlement expense

Settlement expense of $99,000 for the three months ended March 31, 2019 related to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential.

Interest income

Interest income was $619,000 and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. Interest income declined due to reduced rates on our investments in U.S. Government money market funds and in tri-party reverse repurchase agreements, in addition to the lower cash balance.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $963,000 for the three months ended March 31, 2020, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended March 31, 2019, we recorded foreign exchange losses of $884,000. Approximately 41% of our sales for the three months ended March 31, 2020 were in the U.S., which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China have historically been denominated in U.S dollars, however, effective with the third quarter of 2019, some sales are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

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

Liquidity and capital resources

Sources and uses of funds

Since our inception, we have incurred significant losses and negative cash flows from operations. For the three months ended March 31, 2020, we had a net loss of $6.0 million and used $5.5 million of cash for operating activities. As of March 31, 2020, we had an accumulated deficit of $91.7 million.

In 2019, our Board of Directors authorized the repurchase of up to $100 million of our ordinary shares in the aggregate, subject to the approval of our shareholders by an ordinary resolution at our 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by our shareholders at our Annual General Meeting held on June 18, 2019 and was initiated during the third quarter of 2019. During the three months ended March 31, 2020, we repurchased 530,890 shares at a total cost of $7.7 million. The share repurchase program allows for a maximum repurchase of $100 million of our ordinary shares including commissions and up to $85.3 million of ordinary shares remain eligible for repurchase as of March 31, 2020. In an effort to conserve cash as a result of the COVID-19 pandemic, we have currently paused our share repurchase program. The repurchase program may be resumed by the Company at any time prior to its expiration or earlier termination. The share repurchase program may be suspended, modified or terminated at any time. We have no obligation to repurchase any amount of our ordinary shares under the program. Unless terminated by our Board of Directors, the share repurchase program will be valid for up to five years. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report for more information relating to the share repurchase program.

As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $166.6 million. We maintain our available cash balances in cash, money market funds and reverse repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Essentially all of our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash, cash equivalents, and restricted cash, accounts receivable and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(in thousands)	2020	2019

Cash, cash equivalents, and restricted cash	$166,585	$189,618
Accounts receivable, net	13,241	10,153

Net cash used in operating activities from continuing operations	$(5,532)	$(5,574)
Net cash used in investing activities from continuing operations	(605)	(142)
Net cash provided by financing activities from continuing operations	(7,886)	1,654
Net operating cash flows provided by discontinued operations	147	-
Net investing cash flows used in discontinued operations	-	-
Net financing cash flows used in discontinued operations	-	-
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(909)	736
Net decrease in cash, cash equivalents, and restricted cash	$(14,785)	$(3,326)

Cash flows for the three months ended March 31, 2020 and 2019

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $5.5 million during the three months ended March 31, 2020, which included a net loss from continuing operations of $5.2 million, non-cash expenses of $1.7 million, and cash used for changes in operating assets and liabilities of $2.0 million. The non-cash items included share-based compensation expense of $957,000, depreciation and amortization expense of $466,000, and a provision for inventory of $355,000. The cash used for changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $754,000, an increase in inventory of $753,000, and an increase in prepaid expenses and other assets of $469,000. The decrease in accounts payable and accrued liabilities was due to the timing of payments. The increase in inventory reflects timing. The increase in prepaid expenses and other assets reflects the timing of certain payments.

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

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $605,000 and $142,000 during the three months ended March 31, 2020 and 2019, respectively, and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash used in financing activities of continuing operations during the three months ended March 31, 2020 was $7.9 million and included $7.7 million used for the repurchase of our ordinary shares as permitted under the share repurchase program and $155,000 used to pay taxes withheld on exercises of options and vesting of restricted share units.

During the three months ended March 31, 2019, net cash provided by financing activities from continuing operations was $1.7 million, largely due to cash received on exercises of share options.

Employees

As of March 31, 2020 we had 243 employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and we believe our employee relations are good.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2019, as described in Part II, Item 7A of our 2019 Form 10-K.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

As a result of the correction of an immaterial prior period error related to a state tax assessment, management implemented new controls to assess and monitor uncertain tax positions resulting from the Company’s restructuring prior to the Quest transaction. There have been no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of our business. We do not, however, expect such legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of the 2019 Form 10-K aside from the risk factor included below:

The scale and scope of the COVID-19 pandemic is unknown and poses a significant threat to public health and infrastructure throughout the world, which could have a negative impact on our business.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption on a global scale, and particularly in geographies where we conduct a significant portion of our business, including the U.S., China, Japan and Europe. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on patients, healthcare providers and business partners; demand for, and our ability to supply, our products, including as a result of travel restrictions, social distancing, quarantines and other containment measures; the enrollment or monitoring of patients in clinical trials, along with potential delays in our research and development programs as a result of delays or interruptions in suppliers of equipment and reagents, or access to samples; the ability to obtain or deliver sufficient and timely supplies if our or our suppliers' production capabilities are disrupted; disruptions in regulatory oversight and actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19; the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system becomes overly strained; and any closures of our and our partners’ offices, operations and facilities.

For example, we have seen a significant decline in testing demand in various countries, as COVID-19 protocols and resources have restricted patient access to hospitals, physicians’ offices and other testing sites and caused a re-prioritization of public health activities. Further, as of March 13, 2020, we implemented a global work from home policy for all employees whose functions can be undertaken remotely. These efforts may not be as successful as traditional, in-person interactions, and are vulnerable to disruptions that may occur if the digital infrastructures are insufficient to accommodate the increased usage as social distancing is implemented on a global scale. Additionally, the COVID-19 the pandemic has interrupted access by and effectiveness of our sales, marketing and medical affairs activities which will have an unknown impact on our ability to gain and maintain customers.

Also, we have been approached by certain third parties requesting that we join them in investigating the potential role of a T-cell based T-SPOT COVID-19 test.  Although we are just beginning work on that subject, and have not yet expended significant resources pursuing such matters, any such explorations may be costly and divert resources that may have been more effectively deployed in other initiatives.  Further, given the very early stages of these explorations and discussions, we cannot make any predictions or guarantees that any such explorations or discussions will progress, or result in any viable testing alternative.

In addition, essential laboratory, manufacturing and related support activities have been, and will continue to be, subject to heightened precautions to ensure safety of employees and the continuation of highest priority activities, but there is no guarantee these precautions will be adequate to prevent the spread of COVID-19 among our employees or other business disruptions. The scope and scale of COVID-19 is unprecedented and its duration and impact cannot be predicted with any certainty. Its impact could have a material and adverse impact on our revenues and operations, which could cause a decline in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Calendar month	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase program
January	180,412	$16.6286	180,412	$90,007,711
February	204,025	14.7040	204,025	87,007,719
March	146,453	11.8319	146,453	85,274,905
	530,890		530,890

(1) All shares were repurchased under an authorization covering up to $100 million of the Company's ordinary shares in the aggregate including commissions, as approved by the Company's Board of Directors and approved by shareholders at the Company's Annual General Meeting held on June 18, 2019 and as announced on June 24, 2019. Unless discontinued by the Company's Board of Directors, the share repurchase program will be valid for up to five years. In an effort to conserve cash as a result of the COVID-19 pandemic, the Company has currently paused its share repurchase program. The repurchase program may be resumed by the Company at any time prior to its expiration or earlier termination.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance sheets at March 31, 2020 and December 31, 2019; (ii) Condensed consolidated statements of operations for the three Months Ended March 31, 2020 and 2019; (iii) Condensed consolidated statements of comprehensive loss for the three Months Ended March 31, 2020 and 2019; (iv) Condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019; and (v) Notes to unaudited condensed consolidated financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD IMMUNOTEC GLOBAL PLC

Date: May 5, 2020	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2020	/s/	Matthew T E McLaughlin
Matthew T E McLaughlin
Chief Financial Officer
(Principal Financial and Accounting Officer)