Form 10-Q
period 2020-06-30
Oxford Immunotec Global PLC
filed 2020-08-04
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐   No ☒

As of July 27, 2020, there were 25,955,508 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended June 30, 2020

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Quarterly Report, and the exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of, and are made pursuant to the safe harbor provisions of, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and other applicable federal U.S. and U.K. laws, regulations and other legal principles. All statements other than statements of historical fact in this Quarterly Report are forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, operations, condition, liquidity, prospects, opportunities, performance, achievements and industry results, as well as those of the markets we serve or intend to serve, to differ materially from those currently anticipated. Forward-looking statements are not assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us, and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	given our prior history of losses, our ability to achieve and sustain profitability and our ability to manage our growth;
●

our ability to continue to sell our T-SPOT.TB at current prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;
●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;
●	continued demand for diagnostic products for tuberculosis and other immune-regulated conditions and the development of new market opportunities;
●	our ability to compete successfully in our target markets and to maintain and expand our sales network;
●	the impact of global economic and political developments on our business, including economic slowdowns or recessions resulting from the ongoing coronavirus, or COVID-19, pandemic;
●	natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which would likely reduce demand for, or inhibit our ability to supply, our products;
●	coverage and reimbursement decisions of insurers and other third-party payors, as well as guidelines, recommendations and studies published by various organizations related to the use of our products;
●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratory and manufacturing facilities, natural and man-made disasters, public health crises and other catastrophic events;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
●	the impact of any disruptions resulting from the United Kingdom’s, or the U.K.’s, withdrawal from the European Union on January 31, 2020, and further withdrawal issues, timing and transition agreements, including those that impact at the end of the transition period on December 31, 2020;
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

You should refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as that Risk Factor included in Part II, Item 1A, “Risk Factors”, in this Quarterly Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any forward-looking statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update or revise these forward-looking statements at some point in the future, we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,489	$181,270
Accounts receivable, net	4,677	13,669
Other receivables	184	4,660
Inventory, net	12,824	11,096
Prepaid expenses and other assets	3,775	5,186
Total current assets	186,949	215,881
Restricted cash	100	100
Property and equipment, net	8,561	7,095
Lease right-of-use assets	6,638	7,443
Goodwill	2,483	2,483
Other intangible assets, net	72	87
Deferred tax asset	1,744	2,163
Other assets	59	—
Total assets	$206,606	$235,252

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,658	$2,420
Accrued liabilities	8,089	10,396
Current portion of lease liability	1,031	984
Deferred income	34	19
Total current liabilities	10,812	13,819
Long-term portion of lease liability	6,869	7,710
Other liabilities	32	32
Total liabilities	17,713	21,561

Commitments and contingencies (Note 12)

Shareholders' equity:
Ordinary shares, £0.006705 nominal value; 39,068,071 and 39,824,703 shares authorized at June 30, 2020 and December 31, 2019, respectively, and 25,955,508 and 26,419,961 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	272	276
Additional paid-in capital	300,231	304,909
Accumulated deficit	(101,335)	(84,033)
Accumulated other comprehensive loss	(10,275)	(7,461)
Total shareholders' equity	188,893	213,691
Total liabilities and shareholders' equity	$206,606	$235,252

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$5,835	$19,588	$19,746	$34,377
Cost of revenue	2,170	5,400	5,774	9,628
Gross profit	3,665	14,188	13,972	24,749
Operating expenses:
Research and development	2,462	2,089	5,119	4,413
Sales and marketing	5,479	7,485	12,688	13,764
General and administrative	5,558	5,491	12,582	10,699
Settlement expense	—	104	—	203
Total operating expenses	13,499	15,169	30,389	29,079
Operating loss from continuing operations	(9,834)	(981)	(16,417)	(4,330)
Other income (expense):
Interest income	86	1,162	705	2,362
Foreign exchange gains (losses)	(124)	291	839	(593)
Other income	32	42	32	42
Income (loss) from continuing operations before income taxes	(9,840)	514	(14,841)	(2,519)
Income tax benefit (expense) from continuing operations	136	76	(73)	1,613
Income (loss) from continuing operations	(9,704)	590	(14,914)	(906)
Discontinued operations:
Income from discontinued operations before income taxes	—	—	147	—
Income tax benefit (expense) from discontinued operations	19	—	(945)	—
Income (loss) from discontinued operations	19	—	(798)	—
Net income (loss)	$(9,685)	$590	$(15,712)	$(906)

Net income (loss) per ordinary share - basic:
Income (loss) from continuing operations	$(0.37)	$0.02	$(0.57)	$(0.03)
Income (loss) from discontinued operations	—	—	(0.03)	—
Net income (loss)	$(0.37)	$0.02	$(0.60)	$(0.03)

Net income (loss) per ordinary share - diluted:
Income (loss) from continuing operations	$(0.37)	$0.02	$(0.57)	$(0.03)
Income (loss) from discontinued operations	—	—	(0.03)	—
Net income (loss)	$(0.37)	$0.02	$(0.60)	$(0.03)

Weighted-average shares used to compute net income (loss) per ordinary share - basic	25,888,006	26,625,572	26,014,265	26,571,025
Weighted-average shares used to compute net income (loss) per ordinary share - diluted	25,888,006	26,889,232	26,014,265	26,571,025

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(9,685)	$590	$(15,712)	$(906)

Other comprehensive loss:
Foreign currency translation adjustment, including tax expense of $47, $379, $726, and $60, respectively	(87)	(1,355)	(2,814)	(188)
Other comprehensive loss, net of tax	(87)	(1,355)	(2,814)	(188)

Total comprehensive loss	$(9,772)	$(765)	$(18,526)	$(1,094)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of shareholders’ equity

(unaudited)

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2019	$276	$304,909	$(84,033)	$(7,461)	$213,691
Exercise of share options	—	1	—	—	1
Share-based compensation expense	—	957	—	—	957
Tax on vesting of restricted share units	—	(155)	—	—	(155)
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Ordinary shares repurchased	(4)	(6,138)	(1,590)	—	(7,732)
Net loss	—	—	(6,027)	—	(6,027)
Balance at March 31, 2020	272	299,574	(91,650)	(10,188)	198,008
Exercise of share options	—	57	—	—	57
Share-based compensation expense	—	610	—	—	610
Tax on vesting of restricted share units	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(87)	(87)
Net loss	—	—	(9,685)	—	(9,685)
Balance at June 30, 2020	$272	$300,231	$(101,335)	$(10,275)	$188,893

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2018	$276	$303,015	$(80,762)	$(8,523)	$214,006
Exercise of share options	2	1,800	—	—	1,802
Share-based compensation expense	—	845	—	—	845
Tax on vesting of restricted share units	—	(145)	—	—	(145)
Other comprehensive income	—	—	—	1,167	1,167
Net loss	—	—	(1,496)	—	(1,496)
Balance at March 31, 2019	278	305,515	(82,258)	(7,356)	216,179
Exercise of share options	2	1,531	—	—	1,533
Share-based compensation expense	—	846	—	—	846
Tax on vesting of restricted share units	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(1,355)	(1,355)
Net income	—	—	590	—	590
Balance at June 30, 2019	$280	$307,882	$(81,668)	$(8,711)	$217,783

See accompanying notes to these consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Six months ended
	June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(15,712)	$(906)
Less: Net loss from discontinued operations, net of tax	(798)	—
Net loss from continuing operations	(14,914)	(906)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization expense	926	900
Provision for inventory	455	—
Non-cash rent expense	90	112
Accretion and amortization of loan fees and non-cash interest income		(100)
Non-cash interest	(18)	—
Share-based compensation expense	1,567	1,691
Loss on disposal of property and equipment	18	20
Deferred income taxes	(312)	(1,518)
Changes in operating assets and liabilities:
Accounts receivable, net	8,496	(4,695)
Inventory, net	(2,872)	(2,244)
Prepaid expenses and other assets	1,186	(858)
Accounts payable	(1,036)	(194)
Accrued liabilities	(2,905)	(524)
Deferred income	15	88
Net cash used in operating activities from continuing operations	(9,304)	(8,228)
Cash flows from investing activities
Purchases of property and equipment	(2,414)	(520)
Net cash used in investing activities from continuing operations	(2,414)	(520)
Cash flows from financing activities
Proceeds from exercise of share options	58	3,332
Payments of tax withheld on exercises of options and vesting of restricted share units	(165)	(155)
Repurchases of ordinary shares	(7,732)	—
Net cash provided by (used in) financing activities from continuing operations	(7,839)	3,177
Net cash flows of continuing operations	(19,557)	(5,571)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	147	—
Net investing cash flows provided by discontinued operations	4,500	—
Net cash flows provided by discontinued operations	4,647	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(871)	18
Net decrease in cash, cash equivalents, and restricted cash	(15,781)	(5,553)
Cash, cash equivalents, and restricted cash at beginning of period	181,370	192,944
Cash, cash equivalents, and restricted cash at end of period	$165,589	$187,391

Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$471	$89

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and the cash flows for the six-month periods ended June 30, 2020 and 2019. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2019, has been derived from the Company’s audited consolidated financial statements as of that date. The consolidated financial statements and notes included in this Quarterly Report should be read in conjunction with the 2019 consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 6, 2020, or the 2019 Form 10-K.

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

For the three and six months ended June 30, 2020, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet as of June 30, 2020. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

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

Recently adopted accounting pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Intangibles – Goodwill and Other, or ASU 2017-04. ASU 2017-04 simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company adopted ASU 2017-04 as of January 1, 2020 on a prospective basis. The adoption of ASU 2017-04 has not had a material impact on the Company’s results of operations, financial position or related disclosures.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies certain disclosure requirements on fair value measurements. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are required to be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of ASU 2018-13 has not had a material impact on the Company’s disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 as of January 1, 2020 using the prospective transition approach, which allows the Company to change the accounting method without restating prior periods or recording a cumulative adjustment. The adoption of ASU 2018-15 has not had a material impact on the Company’s results of operations, financial position or related disclosures.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, or ASU 2019-01, to clarify certain requirements of Accounting Standards Codification 842, Leases. The Company adopted ASU 2019-01 as of January 1, 2020. The adoption of ASU 2019-01 has not had a material impact on the Company’s results of operations, financial position or related disclosures.

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

2. Revenue

The following table presents the Company’s revenue disaggregated by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue
United States	$1,196	$7,768	$6,924	$13,299
Europe and ROW	1,009	2,199	4,132	4,961
Asia	3,630	9,621	8,690	16,117
Total revenue	$5,835	$19,588	$19,746	$34,377

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

	June 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$22,398	$22,398	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	132,002	—	132,002	—
Total	$154,400	$22,398	$132,002	$—

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$14,971	$14,971	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	154,258	—	154,258	—
Total	$169,229	$14,971	$154,258	$—

There were no unrealized gains or losses from tri-party reverse repurchase agreements at  June 30, 2020 and December 31, 2019.

4. Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
Cash	$11,089	$12,041
Cash equivalents:
U.S. Government money market funds	22,398	14,971
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	132,002	154,258
Restricted cash, non-current	100	100
Total cash, cash equivalents, and restricted cash	$165,589	$181,370

5. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable	$5,057	$13,785
Less allowance for uncollectible accounts receivable	(380)	(116)
Accounts receivable, net	$4,677	$13,669

Included in the accounts receivable balance as of  June 30, 2020 and  December 31, 2019 is $1.6 million related to an arrangement with one of our customers for which we have satisfied our performance obligation, however, we have not yet billed the customer as of the balance sheet date.

6. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$11,265	$9,132
Finished goods	2,014	1,964
Inventory reserve	(455)	—
Inventory, net	$12,824	$11,096

7. Goodwill and acquired intangible assets

The Company has one reporting unit, and goodwill represents the synergies realized in its acquisitions of Imugen, Inc. and Immunetics, Inc. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at June 30, 2020 and December 31, 2019.

Acquired intangible assets consisted of the following as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$636	$564	$72
Total		$636	$564	$72

	As of December 31, 2019
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$680	$593	$87
Total		$680	$593	$87

8. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2020	December 31, 2019
Employee related expenses	$3,248	$4,827
Accrued discount	1,173	1,173
Corporate tax	1,052	105
Professional services	909	959
Royalties	97	1,291
Other accrued liabilities	1,610	2,041
Total accrued liabilities	$8,089	$10,396

9. Share capital

During the six-month period ended June 30, 2020, the Company issued 24,447 ordinary shares upon the exercise of options and 41,990 ordinary shares were issued upon the vesting of restricted share units, or RSUs. During the year ended December 31, 2019, the Company issued 394,078 ordinary shares upon the exercise of options and 65,405 ordinary shares were issued upon the vesting of RSUs.

In 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of its ordinary shares in the aggregate (including commissions), subject to the approval of its shareholders by an ordinary resolution at its 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by the Company’s shareholders at its Annual General Meeting held on June 18, 2019. The Company began repurchasing shares in September 2019. For the four month period ended December 31, 2019, the Company purchased a total of 478,856 shares for a total cost of $7.0 million. During the three-month period ended  March 31, 2020, the Company repurchased 530,890 ordinary shares at a total cost of $7.7 million. No shares were repurchased during the second quarter of 2020, as the share repurchase program has been paused. At  June 30, 2020, $85.3 million of ordinary shares remain eligible for repurchase. The share repurchase program  may be suspended, modified or terminated at any time. The Company has no obligation to repurchase any amount of its ordinary shares under the program. Unless terminated by the Company’s Board of Directors, the share repurchase program will be valid for up to five years from the date of inception of the program.

10. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$25	$31	$47	$35
Research and development	158	130	292	112
Sales and marketing	(164)	354	141	578
General and administrative	591	331	1,087	966
Total share-based compensation	$610	$846	$1,567	$1,691

In November 2013, in connection with the Company’s initial public offering, the Company adopted the 2013 Share Incentive Plan, or the 2013 Plan, which provides for the grant of share options, restricted shares, RSUs, and other share-based awards to employees, officers, directors and consultants of the Company. The 2013 Plan was amended at the Company’s 2017 Annual General Meeting of shareholders.

During the three-month period ended June 30, 2020, the Company granted 102,925 share options with exercise prices ranging from $10.88 to $12.96 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended June 30, 2020 was $5.25 per share. During the six-month period ended June 30, 2020, the Company granted to certain employees and directors 450,401 share options with exercise prices ranging from $10.88 to $12.96 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the six-month period ended June 30, 2020 was $5.07 per share. Share options generally vest based on the grantee’s continued service with the Company during a specified period following the vesting start date and expire after ten years.

During the three-month period ended  June 30, 2020, the Company awarded 48,267 RSUs. During the six-month period ended  June 30, 2020, the Company awarded 299,924 RSUs. RSUs generally vest based on the grantee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the vesting start date; 30% on the third anniversary of the vesting start date; and 30% on the fourth anniversary of the vesting start date. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended June 30, 2020, the Company incurred shared-based compensation expense related to share options and RSUs of $456,000 and $154,000, respectively. For the three-month period ended June 30, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $627,000 and $219,000, respectively. For the six-month period ended June 30, 2020, the Company incurred shared-based compensation expense related to share options and RSUs of $1.1 million and $475,000, respectively. For the six months ended June 30, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $1.3 million and $415,000, respectively.

As of June 30, 2020, there was $4.7 million and $5.1 million of total unrecognized compensation cost related to unvested share options and RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.5 years for share options and 2.8 years for RSUs.

11. Net loss per ordinary share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2020	2019	2020	2019
Numerator
Income (loss) from continuing operations	$(9,704)	$590	$(14,914)	$(906)
Income (loss) from discontinued operations	19	—	(798)	—
Net income (loss)	$(9,685)	$590	$(15,712)	$(906)

Denominator
Weighted-average ordinary shares - basic	25,888,006	26,625,572	26,014,265	26,571,025
Dilutive effect of ordinary share equivalents resulting from ordinary share options and RSUs	—	263,660	—	—
Weighted-average ordinary shares - diluted	25,888,006	26,889,232	26,014,265	26,571,025

The following numbers of outstanding ordinary share options and unvested RSUs were excluded from the computation of diluted net loss per ordinary share for the periods presented because their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Outstanding options to purchase ordinary shares	88,486	—	111,894	256,533
Unvested RSUs	49,319	—	53,927	59,904

12. Leases

Operating leases

The Company has operating leases for real estate and non-real estate in the United States, United Kingdom, China, Japan, Singapore, and South Korea. One such operating lease is a sublease for real estate. The Company does not have any material finance leases.

In March 2020, the Company entered into a lease for new space in Marlborough, Massachusetts, which extends through November 2028 that will allow it to combine its warehousing and office space, currently located in Norwood, Massachusetts, with its U.S. corporate headquarters that is currently located in a separate location in Marlborough, Massachusetts, into a single facility. As of June 30, 2020, the property was not yet available for use by the Company and no right-of-use asset and corresponding lease liability were therefore recorded. The rent will commence on the earlier of the date on which the landlord delivers the property to the Company or the date on which the Company commences to operate its business in the property. The base rent on the facility over the remainder of the lease term will range from $30,000 per month to $38,000 per month.

On June 1, 2020, the Company entered into a lease extension for its property at 94C Milton Park, Abingdon U.K. The lease has been extended by a maximum of two years from the original agreement. The lease may be terminated by the Company at any time, without penalty, with three months’ notice. Annual rent during the extension period is £128,490 for January 1, 2021 to  December 31, 2021, and £256,980 for January 1, 2022 to December 31, 2022.

13. Discontinued operations

In September 2018, the Company and certain of its subsidiaries entered into a Limited Liability Company Interest Purchase Agreement, or the Purchase Agreement, with Quest Diagnostics, Incorporated, or Quest, pursuant to which the Company sold its U.S. Laboratory Services Business to Quest, or the Transaction, for gross proceeds of $170 million in cash. Of this amount, approximately $32.3 million was paid directly to MidCap Financial Trust in settlement of all amounts due under the Company’s debt financing agreement, which included prepayment and exit fees of approximately $2.3 million.

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

For the six months ended June 30, 2020, the Company recorded a net charge from discontinued operations of $798,000 that included a correction of an immaterial prior period error of $907,000 related to a state tax assessment along with current taxes of $38,000, partially offset by a $147,000 adjustment on the remaining proceeds due from the Transaction.

During the second quarter of 2020, the Company received a payment of $4.5 million related to funds placed in escrow at the closing of the Transaction.

14. Income taxes

The Company recognized an income tax benefit of $136,000 for the three months ended June 30, 2020, representing an effective income tax rate of 1.4%. Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations and other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, we must allocate the tax provision to the other categories of earnings. As a result, the Company recorded a discrete expense in other comprehensive income related to unrealized gains on foreign currency translation adjustments in the U.K and a tax benefit for the three months ended June 30, 2020 through continuing operations. The Company’s effective income tax rate for the three months ended June 30, 2020 differs from the Company’s U.K statutory rate, primarily because the majority of its U.K. loss cannot be benefited due to the full valuation allowance position. The Company recorded an income tax benefit of $76,000 for the three months ended June 30, 2019.

For the six months ended June 30, 2020, the Company recognized an income tax expense of $73,000 representing an effective income tax rate of (0.5)%. The income tax expense for the six months ended June 30, 2020 was primarily related to discrete adjustments recorded in the period for an increase in valuation allowance on certain U.S state attributes and the write down of prepaid taxes, partially offset by the tax benefit recorded through continuing operations as a result of the intraperiod tax allocation rules. The Company’s effective income tax rate for the six months ended June 30, 2020 differs from the Company’s U.K statutory rate, primarily because the majority of its U.K. loss cannot be benefited due to the full valuation allowance position. The Company recorded an income tax benefit of $1.6 million for the six months ended June 30, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. The CARES Act, among other provisions, permits carryovers and carrybacks of net operating losses generated in 2018 through 2020 to offset 100% of taxable income. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company continues to evaluate the impact of the CARES Act, but at present does not expect it to have a material impact on its financial statements.

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

We have incurred significant losses from inception and as of June 30, 2020 had an accumulated deficit of $101.3 million. Our revenue for the six months ended June 30, 2020 and 2019 was $19.7 million and $34.4 million, respectively. Our net loss for the six months ended June 30, 2020 was $15.7 million compared to a net loss of $906,000 for the six months ended June 30, 2019.

Impact of COVID-19 on our business

As the COVID-19 pandemic continues to spread and impact global populations and economies, we continue to evaluate the impact of COVID-19 on both the broad diagnostics market, and on the Company’s operations and financial condition more particularly. Given the importance of supporting patients with tuberculosis, which continues to be the leading cause of infectious disease death worldwide, we continue to diligently work with our suppliers, healthcare providers and partners to provide patients with access to our diagnostic tests, while taking into account regulatory, institutional, and government guidance, policies and protocols. COVID-19 has affected the global economy as a whole, including the economies and industries in which we operate. Uncertainties regarding the scope and impact of the outbreak of COVID-19 has caused a re-prioritization of public health activities. COVID-19 has also impacted our sales, sources of supply and operations, along with the operations of our suppliers, other partners and customers, particularly as COVID-19 protocols and resources have restricted patient access to hospitals, physicians’ offices and other testing sites. Additionally, COVID-19 has restricted our sales representatives’ access to these sites. As a result, COVID-19 has impacted our current performance and continues to represent a risk to our future performance.

The ultimate impacts of COVID-19 on our business are currently unknown and the challenges posed by COVID-19 on our business are expected to evolve rapidly. We note that the impacts from or expectations for any phasing out of restrictions may be temporary if further spread of infections requires any phasing out processes to be halted or reversed. We are actively monitoring the situation and may take precautionary and preemptive actions that we determine are in the best interests of our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for our products.

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

Second quarter revenue was significantly impacted by the COVID-19 pandemic, primarily due to a significant decline in testing demand in various countries, as responses to COVID-19 have restricted patient access to hospitals, physicians’ offices and other testing sites and caused a re-prioritization of public health activities.

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total revenue, based on the billing address of our customers.

	Three months ended June 30,
(in thousands, except percentages)	2020		2019
Revenue
United States	$1,196	20%	$7,768	40%
Europe and ROW	1,009	18%	2,199	11%
Asia	3,630	62%	9,621	49%
Total revenue	$5,835	100%	$19,588	100%

	Six months ended June 30,
(in thousands, except percentages)	2020		2019
Revenue
United States	$6,924	35%	$13,299	39%
Europe and ROW	4,132	21%	4,961	14%
Asia	8,690	44%	16,117	47%
Total revenue	$19,746	100%	$34,377	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expenses, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements.

During the three months ended June 30, 2020 and 2019, our cost of revenue represented 37% and 28%, respectively, of our total revenue. For the six months ended June 30, 2020 and 2019, our cost of revenue represented 29% and 28%, respectively, of our total revenue.

Our gross profit represents total revenue less total cost of revenue, and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 63% and 72% for the three months ended June 30, 2020 and 2019, respectively. Gross margins were 71% and 72% for the six months ended June 30, 2020 and 2019, respectively.

Research and development expense

Our research and development efforts are focused on development programs to enhance our TB product offering. We are developing multiple product enhancements that aim to improve the clinical utility of our test and improve test workflow and automation.

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purposes of enhancing product performance. Research and development expense includes personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance and repairs and maintenance. Additionally, during the second quarter of 2020, the Company incurred costs in the development of the T-SPOT Discovery SARS-CoV-2 test kit. We expense all research and development costs as incurred.

During the three months ended June 30, 2020 and 2019, our research and development expense represented 42% and 11% respectively, of our total revenue. For the six months ended June 30, 2020 and 2019, our research and development expense represented 26% and 13%, respectively, of our total revenue.

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

During the three months ended June 30, 2020 and 2019, our sales and marketing expense represented 94% and 38%, respectively, of our total revenue. For the six months ended June 30, 2020 and 2019, our sales and marketing expense represented 64% and 40%, respectively, of our total revenue.

General and administrative expense

Our general and administrative expense includes costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses, and bad debt expense. Additionally, general and administrative expense for the six months ended June 30, 2019 included a credit for income from a former transitional services agreement, or TSA, with Quest that was entered into in conjunction with the Transaction. We expense all general and administrative expenses as incurred.

During the three months ended June 30, 2020 and 2019, our general and administrative expense represented 95% and 28%, respectively, of our total revenue. For the six months ended June 30, 2020 and 2019, our general and administrative expense represented 64% and 31%, respectively, of our total revenue.

Settlement expense

Settlement expense of $104,000 for the three months ended June 30, 2019 and $203,000 for the six months ended June 30, 2019 related to the June 30, 2017 Release and Settlement Agreement with Statens Serum Institut, or SSI, or the SSI Settlement Agreement, we entered into to resolve outstanding disputes arising from a license agreement with SSI. The terms of the SSI Settlement Agreement are confidential.

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

Results of operations

Comparison of three months ended June 30, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended June 30,
	2020		2019		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$5,835	100%	$19,588	100%	$(13,753)	(70)%
Cost of revenue	2,170	37%	5,400	28%	(3,230)	(60)%
Gross profit	3,665	63%	14,188	72%	(10,523)	(74)%
Operating expenses:
Research and development	2,462	42%	2,089	11%	373	18%
Sales and marketing	5,479	94%	7,485	38%	(2,006)	(27)%
General and administrative	5,558	95%	5,491	28%	67	1%
Settlement expense	—	0%	104	1%	(104)	(100)%
Total operating expenses	13,499	231%	15,169	77%	(1,670)	(11)%
Operating loss	(9,834)	(169)%	(981)	(5)%	(8,853)	902%
Interest income	86	1%	1,162	6%	(1,076)	(93)%
Foreign exchange gains (losses)	(124)	(2)%	291	1%	(415)	(143)%
Other income	32	1%	42	0%	(10)	(24)%
Income (loss) before income taxes	(9,840)	(169)%	514	3%	(10,354)	(2014)%
Income tax benefit (expense)	136	2%	76	0%	60	79%
Income (loss) from continuing operations	(9,704)	(166)%	590	3%	(10,294)	(1745)%
Discontinued operations:
Income tax benefit	19	0%	—	0%	19	NM
Income from discontinued operations	19	0%	—	0%	19	NM
Net income (loss)	$(9,685)	(166)%	$590	3%	$(10,275)	(1742)%

Revenue

Revenue decreased by 70% to $5.8 million for the three months ended June 30, 2020 from $19.6 million for the same period in 2019, reflecting the impact of COVID-19.

U.S. revenue decreased by 85% to $1.2 million for the three months ended June 30, 2020 from $7.8 million for the same period in 2019, reflecting the impact of COVID-19.

Asia revenue decreased by 62% to $3.6 million for the three months ended June 30, 2020 from $9.6 million for the same period in 2019, reflecting the impact of COVID-19. On a non-generally accepted accounting principles, or non-GAAP, constant currency basis, revenue for Asia would have decreased by 63%.

Europe and ROW revenue decreased by 54% to $1.0 million for the three months ended June 30, 2020 from $2.2 million for the same period in 2019, reflecting the impact of COVID-19. On a non-GAAP constant currency basis, revenue for Europe and ROW would have decreased by 53%.

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

By geography, total revenues were:

	Three months ended June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Revenue
United States	$1,196	$7,768	$(6,572)	(85)%
Europe and ROW	1,009	2,199	(1,190)	(54)%
Asia	3,630	9,621	(5,991)	(62)%
Total revenue	$5,835	$19,588	$(13,753)	(70)%

Cost of revenue and gross margin

Cost of revenue decreased by 60% to $2.2 million for the three months ended June 30, 2020 compared to the same period in 2019, due largely to decreased revenue in 2020. Gross margin for the three months ended June 30, 2020 was 63% compared to 72% for the same period in 2019.

Research and development expense

Research and development expense increased to $2.5 million for the three months ended June 30, 2020 from $2.1 million for the same period in 2019. The increase was mainly due to automation projects. As a percentage of total revenue, research and development expense was 42% for the three months ended June 30, 2020 compared to 11% for the same period in 2019.

Sales and marketing expense

Sales and marketing expense decreased to $5.5 million for the three months ended June 30, 2020 from $7.5 million for the same period in 2019. The decrease included $774,000 in salary and wages, which resulted from changes in headcount and credits for share-based compensation from departing employees, $650,000 in travel and entertainment due to COVID-19, and $447,000 for the timing of certain marketing expenses. As a percentage of total revenue, sales and marketing expense increased to 94% for the three months ended June 30, 2020 compared to 38% for the same period in 2019.

General and administrative expense

General and administrative expense increased slightly to $5.6 million for the three months ended June 30, 2020 from $5.5 million for the same period in 2019. As a percentage of total revenue, general and administrative expense increased to 95% for the three months ended June 30, 2020 from 28% for the same period in 2019.

Settlement expense

Settlement expense of $104,000 for the three-month period ended June 30, 2019 related to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential. There was no settlement expense for the three months ended June 30, 2020.

Interest income

Interest income was $86,000 and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. Interest income declined primarily due to significantly reduced rates on our investments in U.S. Government money market funds and in tri-party reverse repurchase agreements.

Foreign exchange gains (losses)

We recorded foreign exchange losses of $124,000 for the three months ended June 30, 2020, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended June 30, 2019, we recorded foreign exchange gains of $291,000. Approximately 20% of our sales for the three months ended June 30, 2020 were in the U.S., which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S., the U.K., Japan, Europe, China, Singapore, and South Korea.

As we continue to grow our business outside the U.S., our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Comparison of six months ended June 30, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended June 30,
	2020		2019		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$19,746	100%	$34,377	100%	$(14,631)	(43)%
Cost of revenue	5,774	29%	9,628	28%	(3,854)	(40)%
Gross profit	13,972	71%	24,749	72%	(10,777)	(44)%
Operating expenses:
Research and development	5,119	26%	4,413	13%	706	16%
Sales and marketing	12,688	64%	13,764	40%	(1,076)	(8)%
General and administrative	12,582	64%	10,699	31%	1,883	18%
Settlement expense	—	0%	203	1%	(203)	(100)%
Total operating expenses	30,389	154%	29,079	85%	1,310	5%
Operating loss from continuing operations	(16,417)	(83)%	(4,330)	(13)%	(12,087)	279%
Interest income	705	4%	2,362	7%	(1,657)	(70)%
Foreign exchange gains (losses)	839	4%	(593)	(2)%	1,432	(241)%
Other income	32	0%	42	0%	(10)	(24)%
Loss from continuing operations before income taxes	(14,841)	(75)%	(2,519)	(7)%	(12,322)	489%
Income tax benefit (expense) from continuing operations	(73)	(0)%	1,613	5%	(1,686)	(105)%
Loss from continuing operations	(14,914)	(76)%	(906)	(3)%	(14,008)	1546%
Discontinued operations:
Income from discontinued operations before income taxes	147	1%	—	0%	147	NM
Income tax expense	(945)	(5)%	—	0%	(945)	NM
Loss from discontinued operations	(798)	(4)%	—	0%	(798)	NM
Net loss	$(15,712)	(80)%	$(906)	(3)%	$(14,806)	1634%

Revenue

Revenue decreased by 43% to $19.7 million for the six months ended June 30, 2020 from $34.4 million for the same period in 2019, reflecting the impact of COVID-19.

U.S. revenue decreased by 48% to $6.9 million for the six months ended June 30, 2020 from $13.3 million for the same period in 2019, reflecting the impact of COVID-19.

Asia revenue decreased by 46% to $8.7 million for the six months ended June 30, 2020 from $16.1 million for the same period in 2019, reflecting the impact of COVID-19. On a non-GAAP, constant currency basis, revenue for Asia would have decreased by 46%.

Europe and ROW revenue decreased by 17% to $4.1 million for the six months ended June 30, 2020 from $5.0 million for the same period in 2019, reflecting the impact of COVID-19. On a non-GAAP constant currency basis, revenue for Europe and ROW would have decreased by 14%.

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

By geography, total revenues were:

	Six months ended June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Revenue
United States	$6,924	$13,299	$(6,375)	(48)%
Europe and ROW	4,132	4,961	(829)	(17)%
Asia	8,690	16,117	(7,427)	(46)%
Total revenue	$19,746	$34,377	$(14,631)	(43)%

Cost of revenue and gross margin

Cost of revenue decreased by 40% to $5.8 million for the six months ended June 30, 2020 compared to the same period in 2019, due largely to decreased revenue in 2020. Gross margin for the six months ended June 30, 2020 was 71% compared to 72% for the same period in 2019.

Research and development expense

Research and development expense increased to $5.1 million for the six months ended June 30, 2020 from $4.4 million for the same period in 2019. The increase was mainly due to automation projects. As a percentage of total revenue, research and development expense was 26% for the six months ended June 30, 2020 compared to 13% for the same period in 2019.

Sales and marketing expense

Sales and marketing expense decreased to $12.7 million for the six months ended June 30, 2020 from $13.8 million for the same period in 2019. The decrease included $661,000 in travel and entertainment due to COVID-19 and $588,000 in salary and wages, which resulted from changes in headcount and credits for share-based compensation from departing employees, partially offset by a $216,000 increase in recruitment and employee-related costs, largely related to our efforts in China to transition to a more direct selling model. As a percentage of total revenue, sales and marketing expense increased to 64% for the six months ended June 30, 2020 compared to 40% for the same period in 2019.

General and administrative expense

General and administrative expense increased to $12.6 million for the six months ended June 30, 2020 from $10.7 million for the same period in 2019. The increase included increases in various expenses made to support the growth of the Company, including $414,000 in legal and professional expenses $342,000 in salary and wages. Also, general and administrative expense in 2019 was net of a credit for payments received under the former TSA with Quest of $1.2 million. As a percentage of total revenue, general and administrative expense increased to 64% for the six months ended June 30, 2020 from 31% for the same period in 2019.

Settlement expense

Settlement expense of $203,000 for the six months ended June 30, 2019 related to the Settlement Agreement with SSI to resolve outstanding disputes arising from our previous license agreement. The terms of the Settlement Agreement are confidential. There was no settlement expense for the six months ended June 30, 2020.

Interest income

Interest income was $705,000 and$2.4 million for the six months ended June 30, 2020 and 2019, respectively. Interest income declined primarily due to significantly reduced rates on our investments in U.S. Government money market funds and in tri-party reverse repurchase agreements.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $839,000 for the six months ended June 30, 2020, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable, and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the six months ended June 30, 2019, we recorded foreign exchange losses of $593,000. Approximately 20% of our sales for the six months ended June 30, 2020 were in the U.S., which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S., the U.K., Japan, Europe, China, Singapore, and South Korea.

As we continue to grow our business outside the U.S., our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Discontinued operations

Discontinued operations relate to the U.S. Laboratory Services Business that we sold to Quest on November 6, 2018. For financial statement purposes, the results of operations for the discontinued operations were segregated from those of our continuing operations and presented in our consolidated financial statements as discontinued operations.

Liquidity and capital resources

Sources and uses of funds

Since our inception, we have incurred significant losses and negative cash flows from operations. For the six months ended June 30, 2020, we had a net loss of $15.7 million and used $9.3 million of cash for operating activities. As of June 30, 2020, we had an accumulated deficit of $101.3 million.

In 2019, our Board of Directors authorized the repurchase of up to $100 million of our ordinary shares in the aggregate (including commissions), subject to the approval of our shareholders by an ordinary resolution at our 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by our shareholders at our Annual General Meeting held on June 18, 2019. We began repurchasing shares in September 2019. During the three-month period ended March 31, 2020, we repurchased 530,890 shares at a total cost of $7.7 million. No shares were repurchased during the second quarter of 2020, as the share repurchase program has been paused. At June 30, 2020, $85.3 million of ordinary shares remain eligible for repurchase. The share repurchase program may be suspended, modified or terminated at any time. We have no obligation to repurchase any amount of our ordinary shares under the program. Unless terminated by our Board of Directors, the share repurchase program will be valid for up to five years from the date of inception of the program.

As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $165.6 million. We maintain our available cash balances in cash, money market funds and reverse repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China and South Korea. Essentially all of our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash, cash equivalents, and restricted cash, accounts receivable and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(in thousands)	2020	2019

Cash, cash equivalents, and restricted cash	$165,589	$187,391
Accounts receivable, net	4,677	13,778

Net cash used in operating activities from continuing operations	$(9,304)	$(8,228)
Net cash used in investing activities from continuing operations	(2,414)	(520)
Net cash used in financing activities from continuing operations	(7,839)	3,177
Net operating cash flows provided by discontinued operations	147	—
Net investing cash flows provided by discontinued operations	4,500	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(871)	18
Net decrease in cash, cash equivalents, and restricted cash	$(15,781)	$(5,553)

Cash flows for the six months ended June 30, 2020 and 2019

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $9.3 million during the six months ended June 30, 2020, which included a net loss from continuing operations of $14.9 million, non-cash expenses of $2.7 million, and cash provided by changes in operating assets and liabilities of $2.9 million. The non-cash items included share-based compensation expense of $1.6 million, depreciation and amortization expense of $926,000, and a provision for inventory of $455,000, partially offset by a change in deferred income taxes of $312,000. The cash provided by changes in operating assets and liabilities included a decrease in accounts receivable of $8.5 million and a decrease in prepaid expenses and other assets of $1.2 million, partially offset by a decrease in accounts payable and accrued liabilities of $3.9 million and an increase in inventory of $2.9 million. The decrease in accounts receivable reflects the decrease in sales resulting from the impact of COVID-19 and the timing of collections. The decrease in prepaid expenses and other assets reflects the timing of certain payments. The decrease in accounts payable and accrued liabilities was primarily due to lower business activity and to the timing of payments. The increase in inventory reflects timing.

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

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $2.4 million and $520,000 during the six months ended June 30, 2020 and 2019, respectively, and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash used in financing activities of continuing operations during the six months ended June 30, 2020 was $7.8 million and included $7.7 million used for the repurchase of our ordinary shares as permitted under the share repurchase program and $165,000 used to pay taxes withheld on exercises of options and vesting of restricted share units.

During the six months ended June 30, 2019, net cash provided by financing activities from continuing operations was $3.2 million, largely due to cash received on exercises of share options.

Recent accounting pronouncements

For information relating to new accounting pronouncements, see Note 1. Business and basis of presentation of the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report.

Employees

As of June 30, 2020 we had 260 employees. None of our employees is represented by a labor union. However, we have one employee in France and one employee in Italy who are covered under collective bargaining agreements. We have not experienced any work stoppages and we believe our employee relations are good.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of the  2019 Form 10-K aside from the risk factor included below:

The scale and scope of the COVID-19 pandemic is unknown and poses a significant threat to public health and infrastructure throughout the world, which could continue to have a negative impact on our business.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption on a global scale, and particularly in geographies where we conduct a significant portion of our business, including the U.S., China, Japan and Europe. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on patients, healthcare providers and business partners; demand for, and our ability to supply, our products, including as a result of travel restrictions, social distancing, quarantines and other containment measures; the enrollment or monitoring of patients in clinical trials, along with potential delays in our research and development programs as a result of delays or interruptions in suppliers of equipment and reagents, or access to samples; the ability to obtain or deliver sufficient and timely supplies if our or our suppliers’ production capabilities are disrupted; disruptions in regulatory oversight and actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19; the availability of coverage and reimbursement from government and health administration authorities, private health insurers and other third-party payors if the system becomes overly strained; and any closures of our and our partners’ offices, operations and facilities.

For example, we have seen a significant decline in testing demand in various countries, as COVID-19 protocols and resources have restricted patient access to hospitals, physicians’ offices and other testing sites and caused a re-prioritization of public health activities. Further, work from home policies, tailored to local rules and circumstances, have been issued by various countries for employees whose functions can be undertaken remotely. These efforts may not be as successful as traditional, in-person interactions, and are vulnerable to disruptions that may occur if the digital infrastructures are insufficient to accommodate the increased usage as social distancing is implemented on a global scale. Additionally, the COVID-19 pandemic has interrupted access by and effectiveness of our sales, marketing and medical affairs activities which will have an unknown impact on our ability to gain and maintain customers.

Also, we have been approached by certain third parties requesting that we join them in investigating the potential role of a T-cell based T-SPOT COVID-19 test. Although we are just beginning work on that subject, including with the launch of the T-SPOT Discovery SARS-CoV-2 research use only test kit, and have not yet expended significant resources pursuing such matters, any such explorations may be costly and divert resources that may have been more effectively deployed in other initiatives. Further, given the very early stages of these explorations and discussions, we cannot make any predictions or guarantees that any such explorations or discussions will progress, or result in any viable testing alternative.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Association of the Registrant (Filed as Exhibit 3.1 to our Current Report on Form 8-K on June 18, 2014 and incorporated herein by reference.)
10.1*	Third Amendment to Purchase Agreement between Mabtech AB and Oxford Immunotec Limited, dated June 17, 2020
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD IMMUNOTEC GLOBAL PLC

Date: August 4, 2020	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2020	/s/	Matthew T E McLaughlin
Matthew T E McLaughlin
Chief Financial Officer
(Principal Financial and Accounting Officer)