Form 10-Q
period 2020-09-30
Oxford Immunotec Global PLC
filed 2020-11-03
CIK 1586049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐   No ☒

As of October 26, 2020, there were 25,961,817 Ordinary Shares, nominal value £0.006705, of Oxford Immunotec Global PLC outstanding.

Oxford Immunotec Global PLC

Form 10-Q

Quarterly Period Ended September 30, 2020

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Quarterly Report, and the exhibits hereto, contains or incorporates by reference estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of, and are made pursuant to the safe harbor provisions of, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and other applicable federal United States, or U.S., and United Kingdom, or U.K., laws, regulations and other legal principles. All statements other than statements of historical fact in this Quarterly Report are forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “would,” “could,” “should,” “intend,” “plan,” “contemplate,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” and “ongoing” and other comparable expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, operations, condition, liquidity, prospects, opportunities, performance, achievements and industry results, as well as those of the markets we serve or intend to serve, to differ materially from those currently anticipated. Forward-looking statements are not assurances of future performance. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us, and our expectations of the future, about which we cannot be certain and that involve substantial risks and uncertainties. Such risks and uncertainties include, but are not limited to:

●	given our prior history of losses, our ability to achieve and sustain profitability and our ability to manage our growth;
●

our ability to continue to sell our T-SPOT.TB at current prices if, for example, our customers or prospective customers are unwilling to pay for our tests at current pricing levels or as a result of increased competition generally;

●	our ability to effectively use our current financial resources and our ability to obtain additional capital resources;
●	our ability to further develop, commercialize and achieve market acceptance of our current and future products;
●	our ability to obtain and maintain regulatory body clearance and approval to market any of our products;
●	continued demand for diagnostic products for tuberculosis and other immune-regulated conditions and the development of new market opportunities;
●	our ability to compete successfully in our target markets and to maintain and expand our sales network;
●	the impact of global economic and political developments on our business, including economic slowdowns or recessions resulting from the ongoing coronavirus, or COVID-19, pandemic;
●	natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which would likely reduce demand for, or inhibit our ability to supply, our products;
●	coverage and reimbursement decisions of insurers and other third-party payors, as well as guidelines, recommendations and studies published by various organizations related to the use of our products;
●	our dependence on certain of our customers, suppliers and service providers;
●	disruptions to our business, including disruptions at our laboratory and manufacturing facilities, natural and man-made disasters, public health crises and other catastrophic events;
●	the integrity and uninterrupted operation of our information technology and storage systems;
●	the impact of currency fluctuations on our business;
●	the impact of any disruptions resulting from the U.K.’s withdrawal from the European Union on January 31, 2020, and further withdrawal issues, timing and transition agreements, including those that impact at the end of the transition period on December 31, 2020;
●

potential changes in social, political, regulatory and economic conditions or laws and policies governing the health care system, tax laws of the U.S. and laws and regulations impacting foreign trade in the U.S. and abroad, including the ongoing trade dispute between the U.S. and China, immigration, manufacturing, development and investment in the U.S. and in other territories and countries where we or our customers and suppliers operate;

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

You should refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as that Risk Factor included in Part II, Item 1A, “Risk Factors,” in this Quarterly Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard any forward-looking statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update or revise these forward-looking statements at some point in the future, we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Oxford Immunotec Global PLC

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,621	$181,270
Accounts receivable, net	10,866	13,669
Other receivables	184	4,660
Inventory, net	13,099	11,096
Prepaid expenses and other assets	3,602	5,186
Total current assets	188,372	215,881
Restricted cash	100	100
Property and equipment, net	10,176	7,095
Lease right-of-use assets	7,317	7,443
Goodwill	2,483	2,483
Other intangible assets, net	70	87
Deferred tax asset	1,923	2,163
Other assets	59	—
Total assets	$210,500	$235,252

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,371	$2,420
Accrued liabilities	7,916	10,396
Current portion of lease liability	1,487	984
Deferred income	27	19
Total current liabilities	11,801	13,819
Long-term portion of lease liability	7,190	7,710
Other liabilities	250	32
Total liabilities	19,241	21,561

Commitments and contingencies (Note 12)

Shareholders' equity:
Ordinary shares, £0.006705 nominal value; 39,068,071 and 39,824,703 shares authorized at September 30, 2020 and December 31, 2019, respectively, and 25,961,817 and 26,419,961 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	272	276
Additional paid-in capital	301,347	304,909
Accumulated deficit	(101,484)	(84,033)
Accumulated other comprehensive loss	(8,876)	(7,461)
Total shareholders' equity	191,259	213,691
Total liabilities and shareholders' equity	$210,500	$235,252

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$19,436	$21,219	$39,182	$55,596
Cost of revenue	4,578	5,731	10,352	15,359
Gross profit	14,858	15,488	28,830	40,237
Operating expenses:
Research and development	2,612	1,631	7,731	6,044
Sales and marketing	6,570	7,405	19,258	21,169
General and administrative	5,401	5,531	17,983	16,230
Settlement expense	—	799	—	1,002
Total operating expenses	14,583	15,366	44,972	44,445
Operating income (loss) from continuing operations	275	122	(16,142)	(4,208)
Other income (expense):
Interest income	65	1,064	770	3,426
Foreign exchange gains (losses)	(300)	360	539	(233)
Other income	18	23	50	65
Income (loss) from continuing operations before income taxes	58	1,569	(14,783)	(950)
Income tax benefit (expense) from continuing operations	(157)	(383)	(230)	1,230
Income (loss) from continuing operations	(99)	1,186	(15,013)	280
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(469)	147	(469)
Income tax expense from discontinued operations	(50)	—	(995)	—
Loss from discontinued operations	(50)	(469)	(848)	(469)
Net income (loss)	$(149)	$717	$(15,861)	$(189)

Net income (loss) per ordinary share - basic:
Income (loss) from continuing operations	$—	$0.04	$(0.58)	$0.01
Loss from discontinued operations	—	(0.02)	(0.03)	(0.02)
Net income (loss)	$(0.01)	$0.03	$(0.61)	$(0.01)

Net income (loss) per ordinary share - diluted:
Income (loss) from continuing operations	$—	$0.04	$(0.58)	$0.01
Loss from discontinued operations	—	(0.02)	(0.03)	(0.02)
Net income (loss)	$(0.01)	$0.03	$(0.61)	$(0.01)

Weighted-average shares used to compute net income (loss) per ordinary share - basic	25,898,067	26,751,083	25,975,250	26,631,704
Weighted-average shares used to compute net income (loss) per ordinary share - diluted	25,898,067	26,936,541	25,975,250	26,904,481

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of other comprehensive loss

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(149)	$717	$(15,861)	$(189)

Other comprehensive income (loss):
Foreign currency translation adjustment, including tax benefit (expense) of $309, $(426), $(417) and $(486), respectively	1,399	(1,714)	(1,415)	(1,902)
Other comprehensive income (loss), net of tax	1,399	(1,714)	(1,415)	(1,902)

Total comprehensive income (loss)	$1,250	$(997)	$(17,276)	$(2,091)

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of shareholders’ equity

(unaudited)

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2019	$276	$304,909	$(84,033)	$(7,461)	$213,691
Exercise of share options	—	1	—	—	1
Share-based compensation expense	—	957	—	—	957
Tax on vesting of restricted share units	—	(155)	—	—	(155)
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Ordinary shares repurchased	(4)	(6,138)	(1,590)	—	(7,732)
Net loss	—	—	(6,027)	—	(6,027)
Balance at March 31, 2020	272	299,574	(91,650)	(10,188)	198,008
Exercise of share options	—	57	—	—	57
Share-based compensation expense	—	610	—	—	610
Tax on vesting of restricted share units	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(87)	(87)
Net loss	—	—	(9,685)	—	(9,685)
Balance at June 30, 2020	272	300,231	(101,335)	(10,275)	188,893
Exercise of share options	—	41	—	—	41
Share-based compensation expense	—	1,101	—	—	1,101
Tax on vesting of restricted share units	—	(26)	—	—	(26)
Other comprehensive loss	—	—	—	1,399	1,399
Net loss	—	—	(149)	—	(149)
Balance at September 30, 2020	$272	$301,347	$(101,484)	$(8,876)	$191,259

				Accumulated
		Additional		other	Total
	Ordinary	paid-in	Accumulated	comprehensive	shareholders'
(in thousands)	shares	capital	deficit	gain (loss)	equity
Balance at December 31, 2018	$276	$303,015	$(80,762)	$(8,523)	$214,006
Exercise of share options	2	1,800	—	—	1,802
Share-based compensation expense	—	845	—	—	845
Tax on vesting of restricted share units	—	(145)	—	—	(145)
Other comprehensive income	—	—	—	1,167	1,167
Net loss	—	—	(1,496)	—	(1,496)
Balance at March 31, 2019	278	305,515	(82,258)	(7,356)	216,179
Exercise of share options	2	1,531	—	—	1,533
Share-based compensation expense	—	846	—	—	846
Tax on vesting of restricted share units	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(1,355)	(1,355)
Net income	—	—	590	—	590
Balance at June 30, 2019	280	307,882	(81,668)	(8,711)	217,783
Exercise of share options	—	593	—	—	593
Share-based compensation expense	—	983	—	—	983
Tax on vesting of restricted share units	—	(68)	—	—	(68)
Other comprehensive loss	—	—	—	(1,714)	(1,714)
Ordinary shares repurchased	(2)	(2,789)	(534)	—	(3,325)
Net income	—	—	717	—	717
Balance at September 30, 2019	$278	$306,601	$(81,485)	$(10,425)	$214,969

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Condensed consolidated statements of cash flows

(unaudited)

	Nine months ended
	September 30,
(in thousands)	2020	2019
Cash flows from operating activities from continuing operations
Net loss	$(15,861)	$(189)
Less: Net loss from discontinued operations, net of tax	(848)	(469)
Net income (loss) from continuing operations	(15,013)	280
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization expense	1,440	1,351
Write-down for slow moving inventory	439	—
Non-cash rent expense	133	178
Accretion and amortization of loan fees and non-cash interest income	—	(147)
Non-cash interest	(15)	—
Share-based compensation expense	2,667	2,674
Loss on disposal of property and equipment	20	20
Deferred income taxes	(193)	(250)
Changes in operating assets and liabilities:
Accounts receivable, net	2,590	(6,686)
Inventory, net	(2,700)	(2,346)
Prepaid expenses and other assets	1,461	(1,974)
Accounts payable	(612)	325
Accrued liabilities	(3,352)	(820)
Deferred income	8	49
Long-term liabilities	220	—
Net cash used in operating activities from continuing operations	(12,907)	(7,346)
Cash flows from investing activities from continuing operations
Purchases of property and equipment	(3,974)	(729)
Net cash used in investing activities from continuing operations	(3,974)	(729)
Cash flows from financing activities from continuing operations
Proceeds from exercise of share options	99	3,926
Payments of tax withheld on exercises of options and vesting of restricted share units	(189)	(224)
Repurchases of ordinary shares	(7,732)	(3,325)
Net cash provided by (used in) financing activities from continuing operations	(7,822)	377
Net cash flows used in continuing operations	(24,703)	(7,698)
Cash flows from discontinued operations
Net operating cash flows provided by discontinued operations	147	—
Net investing cash flows provided by discontinued operations	4,500	—
Net cash flows provided by discontinued operations	4,647	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(593)	(864)
Net decrease in cash, cash equivalents and restricted cash	(20,649)	(8,562)
Cash, cash equivalents and restricted cash at beginning of period	181,370	192,944
Cash, cash equivalents and restricted cash at end of period	$160,721	$184,382

Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$697	$186

See accompanying notes to these unaudited condensed consolidated financial statements.

Oxford Immunotec Global PLC

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

1. Business and basis of presentation

Description of business

Oxford Immunotec Global PLC, or the Company, is a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory and sales and marketing capabilities it has developed over its eighteen year history. The Company’s proprietary T-SPOT.TB test utilizes its T-SPOT technology platform to test for tuberculosis, which is the leading cause of infectious disease death worldwide. Alongside this, the Company has also developed reagents and methods to purify white blood cells for use in immunology assays. When used in conjunction with T-SPOT.TB, these reagents extend blood stability of samples for the Company’s test and/or enable workflow automation for T-SPOT.TB.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the financial position at September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and the cash flows for the nine-month periods ended September 30, 2020 and 2019. Interim results are not necessarily indicative of results for a full year.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and tri-party reverse repurchase agreements that are collateralized by U.S. Treasury and agency securities of at least 102% of the principal amount. The Company has a policy that the collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. In a tri-party reverse repurchase agreement, a third-party custodian bank is used to manage the exchange of funds and ensure that collateral received is maintained of at least 102% of the value of the tri-party reverse repurchase agreements on a daily basis thereby minimizing risk and exposure to both parties. The Company does not record an asset or liability as the Company is not permitted to sell or re-pledge the associated collateral. The tri-party reverse repurchase agreements have stated maturities of 90 days or less and are included in cash equivalents due to their high liquidity and relatively low risk.

The Company holds bank accounts in the United States, the United Kingdom, Germany, Japan, China, South Korea and Singapore. The Company maintains deposits in government insured financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

For the three and nine months ended September 30, 2020, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet as of September 30, 2020. The Company generally expenses sales commissions when incurred because the amortization period would be less than one year.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance will be effective for the Company for interim and annual periods beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is still evaluating the impact of ASU 2019-12 on its financial statements, specifically the impact of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

2. Revenue

The following table presents the Company’s revenue disaggregated by geography (United States, Europe and rest of world, or Europe and ROW, and Asia):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue
United States	$4,442	$5,735	$11,366	$19,034
Europe and ROW	1,701	2,709	5,833	7,670
Asia	13,293	12,775	21,983	28,892
Total revenue	$19,436	$21,219	$39,182	$55,596

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amount of certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair value due to their short term nature.

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

	September 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$12,408	$12,408	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	137,522	—	137,522	—
Total	$149,930	$12,408	$137,522	$—

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
U.S. Government money market funds	$14,971	$14,971	$—	$—
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	154,258	—	154,258	—
Total	$169,229	$14,971	$154,258	$—

There were no unrealized gains or losses from tri-party reverse repurchase agreements at  September 30, 2020 and December 31, 2019.

4. Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
Cash	$10,691	$12,041
Cash equivalents:
U.S. Government money market funds	12,408	14,971
Tri-party reverse repurchase agreements (collateralized by at least 102% U.S. Treasury and Agency Securities)	137,522	154,258
Restricted cash, non-current	100	100
Total cash, cash equivalents and restricted cash	$160,721	$181,370

5. Accounts receivable, net

Accounts receivable, net, consisted of the following as of:

(in thousands)	September 30, 2020	December 31, 2019
Accounts receivable	$10,891	$13,785
Less allowance for uncollectible accounts receivable	(25)	(116)
Accounts receivable, net	$10,866	$13,669

Included in the accounts receivable balances as of  September 30, 2020 and  December 31, 2019 are $151,000 and $1.6 million, respectively, related to an arrangement with one of our customers for which we have satisfied our performance obligations, however, we have not yet billed the customer as of the respective balance sheet dates.

6. Inventory, net

Inventory, net consisted of the following as of:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$11,394	$9,132
Finished goods	2,143	1,964
Inventory reserve	(438)	—
Inventory, net	$13,099	$11,096

7. Goodwill and acquired intangible assets

The Company has one reporting unit and goodwill represents the synergies realized in its acquisitions of Imugen, Inc. and Immunetics, Inc. The carrying amount of goodwill reflected in the Company’s consolidated balance sheets was $2.5 million at September 30, 2020 and December 31, 2019.

Acquired intangible assets consisted of the following as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$664	$594	$70
Total		$664	$594	$70

	As of December 31, 2019
(in thousands)	Amortization period (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Licenses	5-10	$680	$593	$87
Total		$680	$593	$87

8. Accrued liabilities

Accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2020	December 31, 2019
Employee related expenses	$3,762	$4,827
Accrued discount	1,172	1,173
Corporate tax	1,090	105
Professional services	292	959
Royalties	4	1,291
Other accrued liabilities	1,596	2,041
Total accrued liabilities	$7,916	$10,396

9. Share capital

During the nine-month period ended September 30, 2020, the Company issued 27,616 ordinary shares upon the exercise of options and 45,130 ordinary shares were issued upon the vesting of restricted share units, or RSUs. During the year ended December 31, 2019, the Company issued 394,078 ordinary shares upon the exercise of options and 65,405 ordinary shares were issued upon the vesting of RSUs.

In 2019, the Company’s Board of Directors authorized the repurchase of up to $100 million of its ordinary shares in the aggregate (including commissions), subject to the approval of its shareholders by an ordinary resolution at its 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by the Company’s shareholders at its Annual General Meeting held on June 18, 2019. The Company began repurchasing shares in September 2019. For the four month period ended December 31, 2019, the Company purchased a total of 478,856 shares for a total cost of $7.0 million. During the three-month period ended  March 31, 2020, the Company repurchased 530,890 ordinary shares at a total cost of $7.7 million. No shares were repurchased during the second or third quarters of 2020, as the share repurchase program has been paused. At  September 30, 2020, $85.3 million of ordinary shares remain eligible for repurchase. The share repurchase program  may be suspended, modified or terminated at any time. The Company has no obligation to repurchase any amount of its ordinary shares under the program. Unless terminated by the Company’s Board of Directors, the share repurchase program will be valid for up to five years from the date of inception of the program.

10. Share option and equity incentive plan

The impact on the Company’s results of operations from share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$26	$21	$73	$56
Research and development	159	132	451	244
Sales and marketing	213	332	354	910
General and administrative	702	498	1,789	1,464
Total share-based compensation	$1,100	$983	$2,667	$2,674

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

During the three-month period ended September 30, 2020, the Company granted 3,600 share options with an exercise price of $12.92 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the three-month period ended September 30, 2020 was $5.85 per share. During the nine-month period ended September 30, 2020, the Company granted to certain employees and directors 454,001 share options with exercise prices ranging from $10.88 to $12.96 per share under the 2013 Plan. The weighted-average grant date fair value related to share options granted under the 2013 Plan during the nine-month period ended September 30, 2020 was $5.07 per share. Share options generally vest based on the employee’s continued service with the Company during the four year period following the vesting start date and expire after ten years. Share options granted to directors vest at the following annual general meeting of shareholders.

During the three-month period ended  September 30, 2020, the Company did not award any RSUs. During the nine-month period ended  September 30, 2020, the Company awarded 299,924 RSUs. RSUs generally vest based on the employee’s continued service with the Company during a specified period following grant as follows: 40% on the second anniversary of the vesting start date; 30% on the third anniversary of the vesting start date; and 30% on the fourth anniversary of the vesting start date. RSUs granted to directors vest at the following annual general meeting of shareholders. Share-based compensation expense for these RSUs is calculated based on the grant date market price of the shares and is being recognized over the vesting period.

For the three-month period ended September 30, 2020, the Company incurred shared-based compensation expense related to share options and RSUs of $613,000 and $487,000, respectively. For the three-month period ended September 30, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $658,000 and $325,000, respectively. For the nine-month period ended September 30, 2020, the Company incurred shared-based compensation expense related to share options and RSUs of $1.7 million and $962,000, respectively. For the nine months ended September 30, 2019, the Company incurred shared-based compensation expense related to share options and RSUs of $1.9 million and $741,000, respectively.

As of September 30, 2020, there was $4.1 million and $4.6 million of total unrecognized compensation cost related to unvested share options and RSUs, respectively. These costs are expected to be recognized over weighted-average periods of 2.4 years for share options and 2.7 years for RSUs.

11. Net income (loss) per ordinary share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2020	2019	2020	2019
Numerator
Income (loss) from continuing operations	$(99)	$1,186	$(15,013)	$280
Income (loss) from discontinued operations	(50)	(469)	(848)	(469)
Net income (loss)	$(149)	$717	$(15,861)	$(189)

Denominator
Weighted-average ordinary shares - basic	25,898,067	26,751,083	25,975,250	26,631,704
Dilutive effect of ordinary share equivalents resulting from ordinary share options and RSUs	—	185,458	—	272,777
Weighted-average ordinary shares - diluted	25,898,067	26,936,541	25,975,250	26,904,481

The following numbers of outstanding ordinary share options and unvested RSUs were excluded from the computation of diluted net loss per ordinary share for the periods presented because their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Outstanding options to purchase ordinary shares	114,933	—	112,907	—
Unvested RSUs	80,630	—	62,828	—

12. Leases

Operating leases

The Company has operating leases for real estate and non-real estate in the United States, United Kingdom, China, Japan, South Korea and Singapore. One such operating lease is a sublease for real estate. The Company does not have any material finance leases.

In March 2020, the Company entered into a lease for new space in Marlborough, Massachusetts, which extends through November 2028 that will allow it to combine its laboratory and office space, currently located in Norwood, Massachusetts, with its U.S. corporate headquarters that is currently located in a separate location in Marlborough, Massachusetts, into a single facility. As of September 30, 2020, the property was not yet available for use by the Company and no right-of-use asset and corresponding lease liability were therefore recorded. The rent will commence on the earlier of the date on which the landlord delivers the property to the Company or the date on which the Company commences to operate its business in the property. The base rent on the facility over the remainder of the lease term will range from $30,000 per month to $38,000 per month.

On June 1, 2020, the Company entered into a lease extension for its property at 94C Milton Park, Abingdon U.K. The lease has been extended by a maximum of two years from the original agreement. The lease may be terminated by the Company at any time, without penalty, with three months’ notice. Annual rent during the extension period is £128,490 for January 1, 2021 to  December 31, 2021 and £256,980 for January 1, 2022 to December 31, 2022. The Company accounted for the extension as the modification of a lease and recorded an addition of £194,000 to its lease right-of-use assets and an addition of £175,000 to its lease liability.

On July 2, 2020, the Company entered into a sub-lease extension for its property, comprising laboratory and office space, at 320 Norwood Park, South Norwood, Massachusetts. The sub-lease has been extended for 15 months until September 30, 2021 with annual rent of $213,000. The Company accounted for the extension as the modification of a lease and recorded an addition of $251,000 to its lease right-of-use assets and an addition of $234,000 to its lease liability.

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

Additionally, pursuant to the terms of the Purchase Agreement, the parties entered into certain ancillary agreements as of the Closing Date, including: (i) a transitional services agreement, or TSA, that was concluded in 2019, (ii) a technology license agreement that will remain in effect until the date of expiration or lapse of the last “Blood Stability Patent” to expire or lapse and (iii) a long-term supply agreement, or the Supply Agreement, pursuant to which Quest agreed to purchase T-SPOT.TB test kits and related accessories. The Supply Agreement will last for a period of seven years after the effective date unless terminated earlier by a party to the Supply Agreement. In addition, the parties entered into a strategic collaboration agreement to drive continued growth of T-SPOT.TB testing in the U.S. that will remain in effect until the expiration or termination of the Supply Agreement.

For the nine months ended September 30, 2020, the Company recorded a net charge from discontinued operations of $848,000 that included a correction of an immaterial prior period error of $937,000 related to a state tax assessment along with current taxes of $58,000, partially offset by a $147,000 adjustment on the remaining proceeds due from the Transaction.

During the second quarter of 2020, the Company received a payment of $4.5 million related to funds placed in escrow at the closing of the Transaction.

14. Income taxes

The Company recognized an income tax expense of $157,000 for the three months ended September 30, 2020, representing an effective income tax rate of 270.7%. Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations and other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, it must allocate the tax provision to the other categories of earnings. The Company’s year-to-date gain recognized in other comprehensive income decreased during the three months ended September 30, 2020.  As a result, the Company recorded a discrete benefit in other comprehensive income related to unrealized gains and losses on foreign currency translation adjustments in the U.K and a tax expense for the three months ended September 30, 2020 through continuing operations. The Company’s effective income tax rate for the three months ended September 30, 2020 differs from the Company’s U.K statutory rate, primarily because the majority of its U.K. loss cannot be benefited due to the full valuation allowance position. The Company recorded an income tax expense of $383,000 for the three months ended  September 30, 2019.

For the nine months ended September 30, 2020, the Company recognized an income tax expense of $230,000 representing an effective income tax rate of (1.6)%. The income tax expense for the nine months ended September 30, 2020 was primarily related to discrete adjustments recorded in the period for an increase in valuation allowance on certain U.S state attributes and the write down of prepaid taxes, partially offset by the tax benefit recorded through continuing operations as a result of the intraperiod tax allocation rules. The Company’s effective income tax rate for the nine months ended September 30, 2020 differs from the Company’s U.K statutory rate, primarily because the majority of its U.K. loss cannot be benefited due to the full valuation allowance position. The Company recorded an income tax benefit of $1.2 million for the nine months ended September 30, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. The CARES Act, among other provisions, permits carryovers and carrybacks of net operating losses generated in 2018 through 2020 to offset 100% of taxable income. In addition, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company continues to evaluate the impact of the CARES Act, but at present does not expect it to have a material impact on its financial statements.

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

Overview

We are a global, high-growth diagnostics company focused on developing and commercializing proprietary tests for immunology and infectious disease by leveraging the technological, product development, manufacturing, quality, regulatory and sales and marketing capabilities we have developed over our eighteen year history. Our proprietary T-SPOT.TB test utilizes our T-SPOT technology platform to test for tuberculosis, or TB, which is the leading cause of infectious disease death worldwide. Alongside this, we have also developed reagents and methods to purify white blood cells for use in immunology assays. When used in conjunction with T-SPOT.TB, these reagents extend blood stability of samples for our test and/or enable workflow automation for T-SPOT.TB.

We have incurred significant losses from inception and as of September 30, 2020 had an accumulated deficit of $101.5 million. Our revenue for the nine months ended September 30, 2020 and 2019 was $39.2 million and $55.6 million, respectively. Our net loss for the nine months ended September 30, 2020 was $15.9 million compared to a net loss of $189,000 for the nine months ended September 30, 2019.

Impact of COVID-19 on our business

As the COVID-19 pandemic continues to impact global populations and economies, we continue to evaluate the impact of COVID-19 on both the broad diagnostics market and on the Company’s operations and financial condition more particularly. Given the importance of supporting patients with TB, which continues to be the leading cause of infectious disease death worldwide, we continue to diligently work with our suppliers, healthcare providers and partners to provide patients with access to our diagnostic tests, while taking into account regulatory, institutional and government guidance, policies and protocols. COVID-19 has affected the global economy as a whole, including the economies and industries in which we operate. Uncertainties regarding the scope and impact of the outbreak of COVID-19 has caused a re-prioritization of public health activities. COVID-19 has also impacted our sales, sources of supply and operations, along with the operations of our suppliers, other partners and customers, particularly as COVID-19 protocols and resources have restricted patient access to hospitals, physicians’ offices and other testing sites. Additionally, COVID-19 has restricted our sales representatives’ access to these sites. As a result, COVID-19 has impacted our performance and continues to represent a risk to our future performance.

Our U.K. laboratory and manufacturing facilities are open to required personnel and mandated safety protocols are in place. The majority of our remaining personnel currently work remotely.

The ultimate impacts of COVID-19 on our business are currently unknown and the challenges posed by COVID-19 on our business are expected to evolve. While restrictions put in place to control the spread of COVID-19 have been phasing out in many places, this trend appears to be slowing, as infection rates have recently been increasing. In fact, restrictions have been reimposed in certain countries. We are actively monitoring the situation and may take precautionary and preemptive actions that we determine are in the best interests of our employees and our business. We cannot predict the effects that such actions may have on our business or on our financial results, in particular with respect to demand for our products.

Financial operations overview

Revenue

We generate revenue mainly from sales associated with our T-SPOT technology platform via our direct sales force and also through distributors. Our T-SPOT.TB test is our first commercialized product based on this technology.

We currently offer our T-SPOT.TB test as both an in vitro diagnostic kit and a service. With respect to in vitro diagnostic kits, we sell test kits and associated accessories to distributors for resale and directly to institutions and laboratories that perform TB testing. Service revenue is earned from our established clinical testing laboratory in the U.K., where we perform our T-SPOT.TB test on samples sent to us by customers. For the majority of our customers, we primarily negotiate pricing directly with our customers; our prices are influenced to some degree by the mechanism and level of funding our customers receive for performing tests for TB infection.

Revenue by geography

We have a direct sales force in the U.S., certain European countries, China and Japan. Additionally, we market and sell our products through distributors in various countries, including some where we also have direct sales forces. As a result, our revenue is denominated in multiple currencies.

Second quarter revenue was significantly impacted by the COVID-19 pandemic, primarily due to a significant decline in testing demand in various countries, as responses to COVID-19 restricted patient access to hospitals, physicians’ offices and other testing sites and caused a re-prioritization of public health activities. However, revenue recovered during the third quarter of 2020.

The following table reflects revenue by geography (United States, Europe and rest of world, or Europe and ROW, and Asia) and as a percentage of total revenue, based on the billing address of our customers.

	Three months ended September 30,
(in thousands, except percentages)	2020		2019
Revenue
United States	$4,442	23%	$5,735	27%
Europe and ROW	1,701	9%	2,709	13%
Asia	13,293	68%	12,775	60%
Total revenue	$19,436	100%	$21,219	100%

	Nine months ended September 30,
(in thousands, except percentages)	2020		2019
Revenue
United States	$11,366	29%	$19,034	34%
Europe and ROW	5,833	15%	7,670	14%
Asia	21,983	56%	28,892	52%
Total revenue	$39,182	100%	$55,596	100%

Cost of revenue and operating expenses

Cost of revenue and gross margin

Cost of revenue consists of direct labor expenses, including employee benefits and share-based compensation expense, overhead expenses, material costs, cost of laboratory supplies, freight costs, royalties paid under license agreements, depreciation of laboratory equipment and leasehold improvements.

During the three months ended September 30, 2020 and 2019, our cost of revenue represented 24% and 27%, respectively, of our total revenue. For the nine months ended September 30, 2020 and 2019, our cost of revenue represented 26% and 28%, respectively, of our total revenue.

Our gross profit represents total revenue less total cost of revenue and gross margin is gross profit expressed as a percentage of total revenue. Our gross margins were 76% and 73% for the three months ended September 30, 2020 and 2019, respectively. Gross margins were 74% and 72% for the nine months ended September 30, 2020 and 2019, respectively.

Research and development expense

Our research and development efforts are focused on our recently announced T-SPOT Discovery SARS-CoV-2 (COVID-19) test kit and on development programs to enhance our TB product offering. We are developing multiple product enhancements that aim to improve the clinical utility of our TB test and to improve test workflow and automation.

Our research and development activities include performing research, development, clinical and regulatory activities and validating improvements to our technology and processes for the purpose of enhancing product performance. Research and development expense includes personnel-related expenses, including share-based compensation, fees for contractual and consulting services, clinical trial costs, travel costs, laboratory supplies, amortization, depreciation, rent, insurance and repairs and maintenance. The investment in our T-SPOT Discovery SARS-CoV-2 test kit is growing and on September 22, 2020, we announced that we will be contributing our test kits to a large clinical trial being conducted in collaboration with Public Health England. We expense all research and development costs as incurred.

During the three months ended September 30, 2020 and 2019, our research and development expense represented 13% and 8% respectively, of our total revenue. For the nine months ended September 30, 2020 and 2019, our research and development expense represented 20% and 11%, respectively, of our total revenue.

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

During the three months ended September 30, 2020 and 2019, our sales and marketing expense represented 34% and 35%, respectively, of our total revenue. For the nine months ended September 30, 2020 and 2019, our sales and marketing expense represented 49% and 38%, respectively, of our total revenue.

General and administrative expense

Our general and administrative expense includes costs for our executive, accounting, treasury, finance, legal, information technology, or IT, and human resources functions. These expenses consist principally of salaries, bonuses and employee benefits for the personnel included in these functions, including share-based compensation and travel costs, professional services fees, such as consulting, audit, tax and legal fees, costs related to our Board of Directors, general corporate costs, overhead expenses and bad debt expense. Additionally, general and administrative expense for the three and nine months ended September 30, 2019 included a credit for income from a former transitional services agreement, or TSA, with Quest Diagnostics, Incorporated, or Quest, that was entered into in conjunction with the Company's 2018 sale of its U.S. Laboratory Services Business to Quest. We expense all general and administrative expenses as incurred.

During the three months ended September 30, 2020 and 2019, our general and administrative expense represented 28% and 26%, respectively, of our total revenue. For the nine months ended September 30, 2020 and 2019, our general and administrative expense represented 46% and 29%, respectively, of our total revenue.

Settlement expense

Settlement expense of $799,000 for the three months ended September 30, 2019 and $1.0 million for the nine months ended September 30, 2019 related to the September 30, 2019 Settlement Agreement and Release with Oxford University Innovation Limited, or OUI, or the OUI Settlement Agreement, to resolve outstanding disputes arising from a license agreement with OUI, and to the June 30, 2017 Release and Settlement Agreement with Statens Serum Institut, or SSI, or the SSI Settlement Agreement, we entered into to resolve outstanding disputes arising from a license agreement with SSI. The terms of each of the agreements are confidential. There was no settlement expense for the three and nine months ended September 30, 2020.

Interest income

Interest income includes interest income on our available cash balances, which are primarily invested in money market funds and tri-party reverse repurchase agreements, primarily in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China, South Korea and Singapore. Essentially all of our cash is in the U.S. and the U.K.

Foreign exchange gains (losses)

Foreign exchange gains (losses) largely resulted from U.S. dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. We are exposed to foreign exchange rate risk because we currently operate in three major regions of the world: the United States, Europe and ROW and Asia, and our revenue is denominated in multiple currencies. Sales in the U.S. and South Korea are denominated in U.S. dollars, while sales in Europe are denominated primarily in the U.K. Pound Sterling and Euro. As we grow Europe and ROW sales outside the U.K. and the Euro Zone, we may be subject to risk from additional currencies. Sales in China are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

Monetary assets and liabilities that are denominated in foreign currencies are remeasured at the period-end closing rate with resulting unrealized exchange fluctuations. Realized exchange fluctuations result from the settlement of transactions in currencies other than the functional currencies of our businesses. The functional currencies of our businesses are U.S. dollars, Pounds Sterling, Euros, Chinese Yuan and Japanese Yen, depending on the entity.

Other income

Other income includes other income and expense items.

Results of operations

Comparison of three months ended September 30, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Three months ended September 30,
	2020		2019		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$19,436	100%	$21,219	100%	$(1,783)	(8)%
Cost of revenue	4,578	24%	5,731	27%	(1,153)	(20)%
Gross profit	14,858	76%	15,488	73%	(630)	(4)%
Operating expenses:
Research and development	2,612	13%	1,631	8%	981	60%
Sales and marketing	6,570	34%	7,405	35%	(835)	(11)%
General and administrative	5,401	28%	5,531	26%	(130)	(2)%
Settlement expense	—	0%	799	4%	(799)	(100)%
Total operating expenses	14,583	75%	15,366	72%	(783)	(5)%
Operating income from continuing operations	275	1%	122	1%	153	125%
Interest income	65	0%	1,064	5%	(999)	(94)%
Foreign exchange gains (losses)	(300)	(2)%	360	2%	(660)	(183)%
Other income	18	0%	23	0%	(5)	(22)%
Income from continuing operations before income taxes	58	0%	1,569	7%	(1,511)	(96)%
Income tax expense from continuing operations	(157)	(1)%	(383)	(2)%	226	(59)%
Income (loss) from continuing operations	(99)	(1)%	1,186	6%	(1,285)	(108)%
Discontinued operations:
Loss from discontinued operations before income taxes	—	0%	(469)	(2)%	469	(100)%
Income tax benefit (expense) from discontinued operations	(50)	(0)%	—	0%	(50)	NM
Loss from discontinued operations	(50)	(0)%	(469)	(2)%	419	(89)%
Net income (loss)	$(149)	(1)%	$717	3%	$(866)	(121)%

Revenue

Revenue decreased by 8% to $19.4 million for the three months ended September 30, 2020 from $21.2 million for the same period in 2019, reflecting the impact of COVID-19.

U.S. revenue decreased by 23% to $4.4 million for the three months ended September 30, 2020 from $5.7 million for the same period in 2019, reflecting the impact of COVID-19.

Asia revenue increased by 4% to $13.3 million for the three months ended September 30, 2020 from $12.8 million for the same period in 2019. On a non-generally accepted accounting principles, or non-GAAP, constant currency basis, revenue for Asia would have increased by 3%.

Europe and ROW revenue decreased by 37% to $1.7 million for the three months ended September 30, 2020 from $2.7 million for the same period in 2019, reflecting the impact of COVID-19. On a non-GAAP constant currency basis, revenue for Europe and ROW would have decreased by 40%.

Changes in revenue include the impact of changes in foreign currency exchange rates. We use the non-GAAP financial measure “constant currency basis” in our filings to show changes in our revenue without giving effect to period-to-period currency fluctuations. Under U.S. GAAP, revenues received in local (non-U.S. dollar) currencies are translated into U.S. dollars at the average exchange rate for the period presented. When we use the term “constant currency basis,” it means that we have translated local currency revenues for the prior reporting period into U.S. dollars using the same average foreign currency exchange rates for the conversion of revenues into U.S. dollars that we used to translate local currency revenues for the comparable reporting period of the current year. We then calculate the change, as a percentage, from the prior period revenues using the current period exchange rates versus the current period revenues. This resulting percentage is a non-GAAP measure referring to a change as a percentage on a “constant currency basis.”

This non-GAAP financial measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We consider the use of a period over period revenue comparison on a constant currency basis to be helpful to investors, as it provides a revenue growth measure free of positive or negative volatility due to currency fluctuations.

By geography, total revenues were:

	Three months ended September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Revenue
United States	$4,442	$5,735	$(1,293)	(23)%
Europe and ROW	1,701	2,709	(1,008)	(37)%
Asia	13,293	12,775	518	4%
Total revenue	$19,436	$21,219	$(1,783)	(8)%

Cost of revenue and gross margin

Cost of revenue decreased by 20% to $4.6 million for the three months ended September 30, 2020 compared to the same period in 2019, due to decreased revenue in 2020 and to cost improvement efforts and reduced royalties. Gross margin for the three months ended September 30, 2020 was 76% compared to 73% for the same period in 2019.

Research and development expense

Research and development expense increased to $2.6 million for the three months ended September 30, 2020 from $1.6 million for the same period in 2019. The increase was mainly due to our efforts on the T-SPOT Discovery SARS-CoV-2 test kit and our automation projects. As a percentage of total revenue, research and development expense was 13% for the three months ended September 30, 2020 compared to 8% for the same period in 2019.

Sales and marketing expense

Sales and marketing expense decreased to $6.6 million for the three months ended September 30, 2020 from $7.4 million for the same period in 2019. The decrease included $536,000 in travel and entertainment due to COVID-19 and $366,000 in salary and wages, which resulted from changes in headcount and credits for share-based compensation from departing employees. As a percentage of total revenue, sales and marketing expense decreased to 34% for the three months ended September 30, 2020 compared to 35% for the same period in 2019.

General and administrative expense

General and administrative expense decreased slightly to $5.4 million for the three months ended September 30, 2020 from $5.5 million for the same period in 2019. As a percentage of total revenue, general and administrative expense increased to 28% for the three months ended September 30, 2020 from 26% for the same period in 2019.

Settlement expense

Settlement expense of $799,000 for the three-month period ended September 30, 2019 related to the OUI Settlement Agreement to resolve outstanding disputes arising from a license agreement with OUI and the SSI Settlement Agreement to resolve outstanding disputes arising from a license agreement with SSI. The terms of each of the agreements are confidential. There was no settlement expense for the three months ended September 30, 2020.

Interest income

Interest income was $65,000 and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. Interest income declined primarily due to significantly reduced rates on our investments in U.S. Government money market funds and in tri-party reverse repurchase agreements.

Foreign exchange gains (losses)

We recorded foreign exchange losses of $300,000 for the three months ended September 30, 2020, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the three months ended September 30, 2019, we recorded foreign exchange gains of $360,000. Approximately 23% of our sales for the three months ended September 30, 2020 were in the U.S., which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S., the U.K., Japan, Europe, China, South Korea and Singapore.

As we continue to grow our business outside the U.S., our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income

Other income includes other income and expense items.

Discontinued operations

Discontinued operations relate to the U.S. Laboratory Services Business that we sold to Quest on November 6, 2018. For financial statement purposes, the results of operations for the discontinued operations were segregated from those of our continuing operations and presented in our consolidated financial statements as discontinued operations.

Comparison of nine months ended September 30, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended September 30,
	2020		2019		Change
		% of		% of
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$39,182	100%	$55,596	100%	$(16,414)	(30)%
Cost of revenue	10,352	26%	15,359	28%	(5,007)	(33)%
Gross profit	28,830	74%	40,237	72%	(11,407)	(28)%
Operating expenses:
Research and development	7,731	20%	6,044	11%	1,687	28%
Sales and marketing	19,258	49%	21,169	38%	(1,911)	(9)%
General and administrative	17,983	46%	16,230	29%	1,753	11%
Settlement expense	—	0%	1,002	2%	(1,002)	(100)%
Total operating expenses	44,972	115%	44,445	80%	527	1%
Operating loss from continuing operations	(16,142)	(41)%	(4,208)	(8)%	(11,934)	284%
Interest income	770	2%	3,426	6%	(2,656)	(78)%
Foreign exchange gains (losses)	539	1%	(233)	(0)%	772	(331)%
Other income	50	0%	65	0%	(15)	(23)%
Loss from continuing operations before income taxes	(14,783)	(38)%	(950)	(2)%	(13,833)	1456%
Income tax benefit (expense) from continuing operations	(230)	(1)%	1,230	2%	(1,460)	(119)%
Income (loss) from continuing operations	(15,013)	(38)%	280	1%	(15,293)	(5462)%
Discontinued operations:
Income (loss) from discontinued operations before income taxes	147	0%	(469)	(1)%	616	(131)%
Income tax expense from discontinued operations	(995)	(3)%	—	0%	(995)	NM
Loss from discontinued operations	(848)	(2)%	(469)	(1)%	(379)	81%
Net loss	$(15,861)	(40)%	$(189)	(0)%	$(15,672)	8292%

Revenue

Revenue decreased by 30% to $39.2 million for the nine months ended September 30, 2020 from $55.6 million for the same period in 2019, reflecting the impact of COVID-19.

U.S. revenue decreased by 40% to $11.4 million for the nine months ended September 30, 2020 from $19.0 million for the same period in 2019, reflecting the impact of COVID-19.

Asia revenue decreased by 24% to $22.0 million for the nine months ended September 30, 2020 from $28.9 million for the same period in 2019, reflecting the impact of COVID-19. On a non-GAAP, constant currency basis, revenue for Asia would have also decreased by 24%.

Europe and ROW revenue decreased by 24% to $5.8 million for the nine months ended September 30, 2020 from $7.7 million for the same period in 2019, reflecting the impact of COVID-19. On a non-GAAP constant currency basis, revenue for Europe and ROW would have also decreased by 24%.

Changes in revenue include the impact of changes in foreign currency exchange rates. We use the non-GAAP financial measure “constant currency basis” in our filings to show changes in our revenue without giving effect to period-to-period currency fluctuations. Under U.S. GAAP, revenues received in local (non-U.S. dollar) currencies are translated into U.S. dollars at the average exchange rate for the period presented. When we use the term “constant currency basis,” it means that we have translated local currency revenues for the prior reporting period into U.S. dollars using the same average foreign currency exchange rates for the conversion of revenues into U.S. dollars that we used to translate local currency revenues for the comparable reporting period of the current year. We then calculate the change, as a percentage, from the prior period revenues using the current period exchange rates versus the current period revenues. This resulting percentage is a non-GAAP measure referring to a change as a percentage on a “constant currency basis.”

This non-GAAP financial measure may be different from non-GAAP financial measures used by other companies, limiting its usefulness for comparison purposes. Moreover, presentation of revenue on a constant currency basis is provided for year-over-year comparison purposes and investors should be cautioned that the effect of changing foreign currency exchange rates has an actual effect on our operating results. We consider the use of a period over period revenue comparison on a constant currency basis to be helpful to investors, as it provides a revenue growth measure free of positive or negative volatility due to currency fluctuations.

By geography, total revenues were:

	Nine months ended September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Revenue
United States	$11,366	$19,034	$(7,668)	(40)%
Europe and ROW	5,833	7,670	(1,837)	(24)%
Asia	21,983	28,892	(6,909)	(24)%
Total revenue	$39,182	$55,596	$(16,414)	(30)%

Cost of revenue and gross margin

Cost of revenue decreased by 33% to $10.4 million for the nine months ended September 30, 2020 compared to the same period in 2019, due to decreased revenue in 2020 and to cost improvement efforts and reduced royalties. Gross margin for the nine months ended September 30, 2020 was 74% compared to 72% for the same period in 2019.

Research and development expense

Research and development expense increased to $7.7 million for the nine months ended September 30, 2020 from $6.0 million for the same period in 2019. The increase was mainly due to our efforts on the T-SPOT Discovery SARS-CoV-2 test kit and our automation projects. As a percentage of total revenue, research and development expense was 20% for the nine months ended September 30, 2020 compared to 11% for the same period in 2019.

Sales and marketing expense

Sales and marketing expense decreased to $19.3 million for the nine months ended September 30, 2020 from $21.2 million for the same period in 2019. The decrease included $1.2 million in travel and entertainment due to COVID-19 and $1.0 million in salary and wages, which resulted from changes in headcount and credits for share-based compensation from departing employees, partially offset by a $349,000 increase in recruitment and employee-related costs, largely related to our efforts in China to transition to a more direct selling model. As a percentage of total revenue, sales and marketing expense increased to 49% for the nine months ended September 30, 2020 compared to 38% for the same period in 2019.

General and administrative expense

General and administrative expense increased to $18.0 million for the nine months ended September 30, 2020 from $16.2 million for the same period in 2019. The increase included increases in various expenses made to support the growth of the Company, including $588,000 in salary and wages and $353,000 in insurance expense, partially offset by a $296,000 decrease in travel and entertainment costs due to COVID-19. Also, general and administrative expense in 2019 was net of a credit for payments received under the former TSA with Quest of $1.4 million. As a percentage of total revenue, general and administrative expense increased to 46% for the nine months ended September 30, 2020 from 29% for the same period in 2019.

Settlement expense

Settlement expense of $1.0 million for the nine months ended September 30, 2019 related to the OUI Settlement Agreement to resolve outstanding disputes arising from a license agreement with OUI and the SSI Settlement Agreement to resolve outstanding disputes arising from a license agreement with SSI. There was no settlement expense for the nine months ended September 30, 2020.

Interest income

Interest income was $770,000 and$3.4 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income declined primarily due to significantly reduced rates on our investments in U.S. Government money market funds and in tri-party reverse repurchase agreements.

Foreign exchange gains (losses)

We recorded foreign exchange gains of $539,000 for the nine months ended September 30, 2020, substantially all as a net result of U.S. dollar denominated bank accounts, accounts receivable and accounts payable reflected on the books of Oxford Immunotec Limited, which has a functional currency of the U.K. Pound Sterling. For the nine months ended September 30, 2019, we recorded foreign exchange losses of $233,000. Approximately 29% of our sales for the nine months ended September 30, 2020 were in the U.S., which are denominated in U.S. dollars. Sales in South Korea are also denominated in U.S. dollars. Sales in Europe are denominated primarily in the U.K. Pound Sterling and the Euro. As we grow Europe and ROW sales outside the United Kingdom and the Euro Zone, we may be subject to risk from additional currencies. Sales in China are denominated in Chinese Yuan. Sales in Japan are denominated in Yen.

Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the U.S., the U.K., Japan, Europe, China, South Korea and Singapore.

As we continue to grow our business outside the U.S., our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Other income

Other income consists of other income and expense items.

Discontinued operations

Discontinued operations relate to the U.S. Laboratory Services Business that we sold to Quest on November 6, 2018. For financial statement purposes, the results of operations for the discontinued operations were segregated from those of our continuing operations and presented in our consolidated financial statements as discontinued operations.

Liquidity and capital resources

Sources and uses of funds

Since our inception, we have incurred significant losses and negative cash flows from operations. For the nine months ended September 30, 2020, we had a net loss of $15.9 million and used $12.9 million of cash for operating activities from continuing operations. As of September 30, 2020, we had an accumulated deficit of $101.5 million.

In 2019, our Board of Directors authorized the repurchase of up to $100 million of our ordinary shares in the aggregate (including commissions), subject to the approval of our shareholders by an ordinary resolution at our 2019 Annual General Meeting, or the share repurchase program. The share repurchase program was approved by our shareholders at our Annual General Meeting held on June 18, 2019. We began repurchasing shares in September 2019. During the three-month period ended March 31, 2020, we repurchased 530,890 shares at a total cost of $7.7 million. No shares were repurchased during the second or third quarters of 2020, as the share repurchase program has been paused. At September 30, 2020, $85.3 million of ordinary shares remain eligible for repurchase. The share repurchase program may be suspended, modified or terminated at any time. We have no obligation to repurchase any amount of our ordinary shares under the program. Unless terminated by our Board of Directors, the share repurchase program will be valid for up to five years from the date of inception of the program.

As of September 30, 2020, we had cash, cash equivalents, and restricted cash of $160.7 million. We maintain our available cash balances in cash, money market funds and tri-party reverse repurchase agreements primarily invested in U.S. government and agency securities, and bank savings accounts in the U.S., U.K., Germany, Japan, China, South Korea, and Singapore. Essentially all of our cash is in the U.S. and the U.K.

Summary of cash flows

The following table summarizes our cash, cash equivalents and restricted cash, accounts receivable and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(in thousands)	2020	2019

Cash, cash equivalents and restricted cash	$160,721	$184,382
Accounts receivable, net	10,866	15,496

Net cash used in operating activities from continuing operations	$(12,907)	$(7,346)
Net cash used in investing activities from continuing operations	(3,974)	(729)
Net cash used in financing activities from continuing operations	(7,822)	377
Net operating cash flows provided by discontinued operations	147	—
Net investing cash flows provided by discontinued operations	4,500	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(593)	(864)
Net decrease in cash, cash equivalents and restricted cash	$(20,649)	$(8,562)

Cash flows for the nine months ended September 30, 2020 and 2019

Operating activities from continuing operations

Net cash used in operating activities from continuing operations was $12.9 million during the nine months ended September 30, 2020, which included a net loss from continuing operations of $15.0 million, non-cash expenses of $4.5 million and cash used by changes in operating assets and liabilities of $2.4 million. The non-cash items included share-based compensation expense of $2.7 million, depreciation and amortization expense of $1.4 million and an inventory write-down of $439,000, partially offset by a change in deferred income taxes of $193,000. The cash used in changes in operating assets and liabilities included a decrease in accounts payable and accrued liabilities of $4.0 million and an increase in inventory of $2.7 million, partially offset by a decrease in accounts receivable of $2.6 million and a decrease in prepaid expenses and other assets of $1.5 million. The decrease in accounts payable and accrued liabilities was primarily due to lower business activity and to the timing of payments. The increase in inventory reflects timing of purchases and sales. The decrease in accounts receivable reflects the decrease in sales resulting from the impact of COVID-19 and the timing of collections. The decrease in prepaid expenses and other assets reflects the timing of certain payments.

Net cash used in operating activities from continuing operations was $7.3 million during the nine months ended September 30, 2019, which included income from continuing operations of $280,000, non-cash expenses of $3.8 million and cash used for changes in operating assets and liabilities of $11.5 million. The non-cash items included share-based compensation expense of $2.7 million, depreciation and amortization expense of $1.4 million and non-cash rent expense of $178,000, partially offset by credits of $250,000 for the change in deferred income taxes and $147,000 for non-cash interest. The cash used for changes in operating assets and liabilities included an increase in accounts receivable of $6.7 million, an increase in inventory of $2.3 million, an increase in prepaid expenses and other assets of $2.0 million and a decrease in accounts payable and accrued liabilities of $495,000. The increase in accounts receivable reflects increased revenue and timing of collections. The increase in inventory reflects timing of purchases and sales. The increase in prepaid expenses and other assets reflects an increase in taxes receivable and the timing of certain payments. The decrease in accounts payable and accrued liabilities was largely due to payments in the first nine months of 2019 for royalties on intellectual property and bonuses that were accrued for at December 31, 2018, as well as the timing of payments.

Investing activities from continuing operations

Net cash used in investing activities from continuing operations was $4.0 million and $729,000 during the nine months ended September 30, 2020 and 2019, respectively, and consisted of purchases of property and equipment.

Financing activities from continuing operations

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2020 was $7.8 million and included $7.7 million used for the repurchase of our ordinary shares as permitted under the share repurchase program and $189,000 used to pay taxes withheld on exercises of options and vesting of restricted share units.

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

Contractual obligations

For information relating to our leasing arrangements, see Note 12. Leases of the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report.

Recent accounting pronouncements

For information relating to new accounting pronouncements, see Note 1. Business and basis of presentation of the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report.

Employees

As of September 30, 2020 we had 273 employees. None of our employees is represented by a labor union. However, we have four employees in France and one employee in Italy who are covered under collective bargaining agreements. We have not experienced any work stoppages and we believe our employee relations are good.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2019, as described in Part II, Item 7A of our 2019 Form 10-K.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain of our employees began working remotely in March 2020. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. However, we have been and will continue to monitor and assess any potential impacts on our internal controls over financial reporting resulting from the COVID-19 pandemic.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of the  2019 Form 10-K aside from the risk factor included below:

The scale and scope of the COVID-19 pandemic, including any potential resurgence of cases, is unknown and poses a significant threat to public health and infrastructure throughout the world, which could continue to have a negative impact on our business.

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

For example, we have seen a significant decline in testing demand in various countries, as COVID-19 protocols and resources have restricted patient access to hospitals, physicians’ offices and other testing sites and caused a re-prioritization of public health activities. Although we have seen an uptick in demand in recent months, as protocols have eased in some geographies, any recovery could be negatively impacted if cases of COVID-19 continue to increase and protocols are made more restrictive, as has happened in certain geographies. Further, work from home policies, tailored to local rules and circumstances, have been issued by various countries for employees whose functions can be undertaken remotely. These efforts may not be as successful as traditional, in-person interactions, and are vulnerable to disruptions that may occur if the digital infrastructures are insufficient to accommodate the increased usage as social distancing is implemented on a global scale. Additionally, the COVID-19 pandemic has interrupted access by and effectiveness of our sales, marketing and medical affairs activities which will have an unknown impact on our ability to gain and maintain customers.

Also, we have been approached by certain third parties requesting that we join them in investigating the potential role of a T-cell based T-SPOT COVID-19 test. Although we are in the early stages of work on this effort, including with the launch of the T-SPOT Discovery SARS-CoV-2 research use only test kit, any such explorations may be costly and divert resources that may have been more effectively deployed in other initiatives. Further, we cannot make any predictions or guarantees that any such explorations or discussions will progress, or result in any viable testing alternative.

In addition, essential laboratory, manufacturing and related support activities have been, and will continue to be, subject to heightened precautions to ensure the safety of employees and the continuation of highest priority activities. Although we believe such precautions have been successful to date, there is no guarantee these precautions will continue to be adequate to prevent the spread of COVID-19 among our employees or other business disruptions. The scope and scale of COVID-19 is unprecedented and its duration and impact, including of any resurgences, cannot be predicted with any certainty. Its impact could have a material and adverse impact on our revenues and operations, which could cause a decline in our stock price.

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

OXFORD IMMUNOTEC GLOBAL PLC

Date: November 3, 2020	/s/	Peter Wrighton-Smith, Ph.D.
Peter Wrighton-Smith, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2020	/s/	Matthew T E McLaughlin
Matthew T E McLaughlin
Chief Financial Officer
(Principal Financial and Accounting Officer)